Form 10-K
period 2025-12-31
Park Dental Partners, Inc.
filed 2026-03-25
CIK 2069604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-42967

(Commission File Number)

Park Dental Partners, Inc.

(Exact name of registrant as specified in its charter)

Minnesota (Jurisdiction of Incorporation)	93-2020683 (I.R.S. Employer Identification No.)	(651) 633-0500 (Registrant’s telephone number)
2200 County Road C West, Suite 2210 Roseville, Minnesota 55113 (Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PARK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the common shares of Park Dental Partners, Inc., held by non-affiliates was $0 as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter. The Registrant’s Common Stock began trading on December 4, 2025.

The number of shares of common stock outstanding as of March 23, 2026 was 4,515,054 as of the last practicable date.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement to be filed in connection with the registrant’s 2026 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

PARK DENTAL PARTNERS, INC.

i

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements relate to future events or our future financial performance. We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. These statements are only predictions.

Any forward-looking statements contained in this Annual Report on Form 10-K are based upon our historical performance and on our current plans, estimates and expectations. The inclusion of this forward-looking information should not be regarded as a representation by us, that the future plans, estimates or expectations contemplated by us will be achieved. Such forward-looking statements are subject to various risks and uncertainties and assumptions relating to our operations, financial results, financial condition, business, prospects, growth strategy and liquidity. If one or more of these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may vary materially from those indicated in these statements:

●	Changes in the economy, inflation, interest rates, or patient demand can significantly affect business performance, including risks related to economic downturns, shifts in consumer behavior, or instability in financial markets;
●	Market competition, technological innovation, or shifts in dental industry trends can threaten growth;
●	Changes in government regulations, tax laws, dental practice standards, and compliance requirements may impact operations; and
●	Reputational harm affecting our affiliated dental brands could impact financial performance.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements that are included in this Annual Report. The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

This Annual Report on Form 10-K also contains estimates and other statistical data made by independent parties and by us relating to market size and growth and other industry data. This data involves a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates.

ii

PART I

ITEM 1.BUSINESS

Overview

As a dental resource organization (“DRO”), Park Dental Partners, Inc. provides comprehensive business support services including clinical team members, administrative personnel, facilities and equipment to our affiliated general and multi-specialty dental practices in Minnesota, Wisconsin and Arizona. Our network of affiliated dental practices employs 214 dentists, and consists of 990 hygienists, dental assistants, and patient care coordinators that support affiliated dentists in operating their dental practices across 86 practice locations. Our network of affiliated dental practices has been operating for over fifty years, beginning with the establishment of the general dentistry group in 1972. The mission of our affiliated dental practices since inception has been to ensure patients enjoy the benefits of a lifetime of good oral health. This mission continues to be the driving force behind our organization today.

Our network of affiliated dental practices provides both general and specialty dental services, including oral surgery, periodontics, pediatric dentistry, prosthodontics, endodontics, and orthodontics, under long-term agreements with initial terms of 30-years, with automatic 5-year renewals. Our revenues, derived primarily from our affiliated dental practices’ provision of dental services, were $244.5 million and $229.8 million for the years ended December 31, 2025 and 2024, respectively.

We have steadily grown by adding new dentists and team members, expanding existing practices, implementing operating efficiencies, and by acquiring existing practices. Our organic expansion includes opening de novo practices, which are new dental practices in existing or new markets. Over the past 10 years, we have acquired 43 practices and opened 12 de novo practices. We attribute this success to our established model that streamlines day-to-day dental practice operations by providing key business and administrative resources, allowing dentists and team members to focus on patient care. We have established a significant footprint and brand awareness in our current Minnesota markets, and look to increase our footprint and brand recognition as we move into new markets. We plan to expand our existing general and multi-specialty dental brands, establishing a group of successful, respected dental practices.

Dentists hold a majority interest in our organization, which we believe is a key differentiator between our model and those of our competitors. Our model provides our affiliated dentists with significant organizational input because our affiliated dentists are directly involved in our governance through their right to appoint three directors to the Board of Directors. We believe this right helps ensure that our affiliated dentists maintain a professional voice in governance that helps focus the organization on ensuring patients enjoy the benefits of a lifetime of good oral health. In addition to their governance role, our affiliated dentists actively participate in key organizational operations, providing clinical and operational insight that helps shape policies, drive quality initiatives, and support efficient, patient-centered care across the organization. We believe this compelling model allows for greater input and provides enhanced stewardship for dentists, which assists with attracting and retaining dental professionals and serves as a catalyst for future growth. By contrast, we believe traditional dental organization ownership structures, many of which are funded by private equity, introduce constraints and concessions that limit dentists’ clinical autonomy and can restrict or omit their professional voice in governance.

We were incorporated in Minnesota in 2023, combining the administrative resources of PDG, P.A. (Park Dental), Dental Specialists of Minnesota, PLLC (The Dental Specialists) and Orthodontic Specialists of Minnesota, PLLC (The Dental Specialists Orthodontics). These professional organizations were formed in Minnesota and have operated continuously since their respective dates of formation. We have long-term agreements to provide administrative services with each affiliated dental practice. A significant number of our dentists are shareholders in Park Dental Partners, Inc. We believe the ownership structure will further our ability to attract dentists and staff and grow through further affiliations with individual dentists and dental group practices.

The Dental Services Industry

Overview

The U.S. dental services industry remains a large, growing, and fragmented sector. According to 2024 estimates from the National Health Expenditure Data, Centers for Medicare & Medicaid Services (“CMS”) the U.S. dental services market is approximately $189 billion, and 2023 projections show it is expected to grow 6.2% annually to over $295 billion by 2033. The industry continues to be more consumer-driven compared to other healthcare sectors, with a significant portion of dental expenditures paid out-of-pocket by patients. This consumer-driven nature and the high prevalence of small, independent practices limit the opportunities for achieving economies of scale found in larger healthcare systems.

Factors Contributing to Continued Growth of the Dental Services Industry

We believe that demand for dental services will continue to grow as a result of the following key drivers.

●	Aging Population: The U.S. Census Bureau projects that the population aged 65 and older will increase by about 43% from 2020 to 2040 (U.S. Census Bureau, 2020). As this age group grows and people retain their natural teeth longer, the demand for restorative procedures such as implants, crowns, and dentures is expected to rise significantly.
●	Increased Awareness of Oral Health: Awareness of the connection between oral health and overall health has intensified. The American Academy of Periodontology notes that periodontal disease is linked to systemic conditions like cardiovascular disease and diabetes, leading to increased focus on preventive and therapeutic dental care (American Academy of Periodontology, 2024). Public health campaigns and research continue to emphasize the importance of periodontal maintenance, boosting demand for dental services.
●	Advancements in Dental Technology: Technological innovations in dental care are enhancing efficiency and comfort. The integration of AI, 3D printing, digital imaging, and advanced laser technology is making dental procedures more precise and less invasive. These advancements are expected to drive greater patient demand for both general and specialized dental treatments, including cosmetic procedures which continue to gain popularity.
●	Growth in Dental Insurance Coverage: The expansion of dental insurance plans continues, with more employers offering dental benefits as part of their health packages in recent years. The National Association of Dental Plans reports an increase in the number of individuals covered by dental insurance, which is increasing access to dental care and leading to higher utilization of preventive and elective procedures (National Association of Dental Plans, 2024). Additionally, more comprehensive dental insurance plans are emerging, which may further boost the frequency of visits and the range of services utilized. Government sponsored plans also continue to grow, as the CMS reported a $2 billion increase in Medicare dental spending and a $1 billion increase in Medicaid dental spending in 2024.

Overall, we believe the U.S. dental services industry is poised for continued growth, driven by demographic shifts, technological advancements, increased health awareness, and expanding insurance coverage.

Differentiating Factors from the Broader Healthcare Services Industry

The dental services industry is notably distinct from the broader healthcare services industry due to its consumer-driven nature and payment structure. Recent data shows that approximately 38.3% of dental services payments are out-of-pocket by patients. Private sources continue to cover a large portion of dental financing, comprising about 47.0% of all dental expenditures, while government programs like Medicaid and Medicare account for only about 14.7% (Centers for Medicare & Medicaid Services, 2025).

The trend toward increased dental insurance coverage is evident. According to the National Association of Dental Plans (NADP), the number of Americans covered by dental benefit plans rose to approximately 293 million in 2023, up from 191 million in 2013 (National Association of Dental Plans, 2024). This increase in coverage has led to higher utilization of dental services, as more people have access to benefits that reduce out-of-pocket costs.

From a provider’s perspective, the dental services sector remains highly fragmented compared to other healthcare sectors. The American Dental Association (ADA) Health Policy Institute, estimates that approximately 75% of dentists work as solo practitioners or in practices with just one other dentist. This fragmentation contrasts with other healthcare sectors, where consolidation into larger practice groups and networks is more common. The high capital investment required to start and maintain a dental practice, coupled with rising operational costs, is leading some dentists to align with Dental Support Organizations (DSOs) and practice management groups for support and economies of scale.

Overall, these factors highlight the unique dynamics of the dental services industry, including its reliance on consumer payment, increasing insurance coverage, and fragmentation among providers.

The Dental Support Organization Model

A dental support organization, which includes dental resource organizations, typically provides a suite of non-clinical functions, including marketing, staffing, scheduling, and billing, along with access to technology, facilities and equipment. This model allows dentists to focus on delivering high-quality care and professional development while increasing patient capacity. While dental support organizations support a growing portion of the dental industry, they still represent a smaller segment compared to independent practices. The following factors contribute to the expanding role of dental support organizations:

1.	Access to Underserved Demographic Sectors: The dental support organization model helps affiliated dental practices reach underserved populations by offering payment plans and financing alternatives that alleviate out-of-pocket expenses. According to the American Dental Association (ADA), cost is a major barrier to dental care, and the ability to provide flexible payment options helps attract and retain patients (ADA, 2024). Additionally, dental support organizations often employ retail-branded strategies to enhance visibility and attract new patients through comprehensive marketing efforts.
2.	Decreased Complexity and Cost of Establishing a Dental Practice: Recent dental school graduates face significant financial challenges. The American Dental Education Association reports that the average dental student debt in 2022 is approximately $300,000, nearly double the amount reported in 2006. Establishing a dental practice, which can cost upwards of $500,000, presents a considerable financial hurdle. Dental support organization models reduce or eliminate the need for large capital investments, providing new and transitioning dentists with marketing support, management systems, and training, thus lowering barriers to entry.
3.	Lower Operating Cost Structure: According to 2023 data published by the ADA, solo practitioners operating costs are typically approximately 22% more than group practices such as those supported by dental support organizations due to economies of scale achieved through shared infrastructure, bulk purchasing, and centralized marketing. This cost efficiency allows dentists to offer competitive pricing and maintain strong patient relationships.
4.	Flexible Work Opportunities: According to the ADA, dental support organizations can better accommodate part-time schedules by providing a network of affiliated dentists to share shifts and manage patient flow.

In summary, the dental support organizational model has become increasingly relevant in the dental industry, by addressing financial barriers, providing operational efficiencies, and accommodating evolving workforce demographics.

Our Competitive Strengths

We believe the following competitive strengths contribute significantly to our success and position us for growth:

●	History of Growth Through Affiliated Dental Practices/Organization Support. We have over 50 years of experience supporting dental practices, and in that time have grown revenues to over $244 million. Through centralized management, economies of scale, advanced technology, and standardized clinical practices, we enable our practices to streamline operations, enhance patient care and drive growth and operating profits.
●	Patient Centered Quality Care. For over 50 years, our affiliated dental practices have focused on patient-centered care and have been known to be leaders in oral health in the communities they serve, with our Park Dental practices having been voted the Star Tribune Reader’s Choice — Minnesota’s Best “Gold Best Dentist” in each of the past 4 years. Patients at our affiliated dental practices typically return for preventative care treatment twice per year. As a result, our revenues are driven by a highly recurring patient base. In 2025, our patient retention rate was 89.9%, reflecting the patients that remain active at the beginning and end of a twelve-month period. Our affiliated dental practices have achieved industry-leading patient satisfaction scores with a 92nd percentile ranking for 2025 in national Press Ganey Surveys, our practices are accredited with the Accreditation Association for Ambulatory Health Care (AAAHC) and we continually measure and seek to improve through internal quality assurance processes including on-going training, peer review and policy compliance assessments that assist our affiliated dental practices with delivering consistent care that benefits patient health outcomes.
●	Leading market positions in large and growing markets. We support 86 practice locations in the states of Minnesota, Wisconsin, and Arizona. Our largest concentration of affiliated dentists is currently in Minnesota with 211 affiliated dentists, with most operating in the Minneapolis and St. Paul metro area. With more than 330,000 active patients in the Minneapolis and St. Paul metro area, we hold a leading market position based on market share of active dental patients within the state of Minnesota. The concentrated presence of our affiliated dental practices within the Minnesota markets we serve increases our internal patient referrals and makes our external marketing efforts more efficient and cost effective. The scale it provides enhances patient retention and new patient acquisition. Patient growth is supported primarily by “word of mouth” referrals by existing patients and is supplemented by marketing efforts online and in surrounding communities. The American Dental Association reports that nearly two-thirds (63.7%) of the new patients in general dentistry practices are referred by existing patients.
●	Established infrastructure driving a low-cost operating structure. Our infrastructure creates a low-cost operating structure by centralizing administrative functions. We actively manage the supply chain of our affiliated dental practices, which allows us to leverage our purchasing volume to obtain favorable pricing from third party vendors. In addition to direct cost savings, we achieve operational efficiencies by sharing best practices across locations and provide centralized information technology support, advanced software applications, human resources, marketing, regulatory compliance, patient communication services, patient billing and other administrative services.
●	Proven track record of acquiring and opening de novo practices with attractive unit economics. Over the past 10 years, we have acquired 43 practices and opened and successfully operated 12 de novo practices. The acquisition of practices and roll-out of de novo practices allows us to leverage our existing management team and operating costs, use our experience to ensure we are securing the most attractive locations, and to increase practice density in a market to drive additional operating and marketing efficiencies.
●	Innovative Governance Model for Professional Voice. We have created an innovative organizational structure that we believe provides an optimal environment for dentists to practice. We believe this structure will allow our affiliated dental practices to retain and attract dentists, our most valuable asset. Which in turn, will drive future growth for our organization. Our structure provides practicing dentists with clinical control over their practice and significant influence in the governance of the organization. Practicing dentists appointed to an advisory entity appoint three directors to our seven person Board of Directors. We believe this unique structure is a key pillar of future growth through dentist recruitment and practice acquisition. We believe it will also reduce dentist turnover and ensures a long-term focus on quality care. Our leadership will continue to prioritize patient care and team member satisfaction, focusing on the same goals that have driven our affiliated dental practices success over the past 50+ years. This stability helps ensure that our organization can pursue growth and innovation while fostering a familiar and supportive atmosphere for dentists, team members, and patients.
●	Dyad Leadership Model. We operate under a dyad leadership model where clinical leaders partner with administrative leaders to oversee support functions. This is a best-in-class healthcare operating model which has achieved both industry-leading patient satisfaction scores with a 92nd percentile ranking for 2025 in national Press Ganey Surveys, and accreditation with the AAAHC, and allows each dentist to focus on core competencies to create a harmonious, patient- centered healthcare experience. Currently we have 50 dentists actively involved in some leadership capacity in the business. This partnership ensures that our care is both clinically excellent and operationally efficient, always prioritizing the well-being and satisfaction of our patients. This collaboration ensures that every decision, from daily operations to strategic planning, is deeply rooted in our commitment to patient care.
●	Experienced and Proven Leadership Team. We are led by an experienced team of executives and dental professionals with an average of over 25 years of experience in successfully growing and supporting our affiliated dental practices. Our chief executive officer has served in leadership capacities within the organization for over two decades, steering executive and operational functions, and leading the growth of the group from 99 dentists to 214 dentists with a clinical support team including 990 hygienists, dental assistants, and patient care coordinators. In addition, our chief executive officer works in close collaboration with key dentist leaders in all facets of the governance and management of the organization.

Our Growth Strategy

Our growth strategy is built upon the following elements of our business strategy:

●	Leverage proven track record. We have a proven track record of achieving growth in revenues from existing locations. Same Practice Revenue increased by 5.8% for the year ended December 31, 2025, and 1.6% for the year ended December 31, 2024. The number of dentists within our affiliated dental practices has increased from 145 to 214 since 2015, and we have also increased the number of practice locations within our organization from 63 to 86 over the same timeframe. We plan to continue to support and assist our practices to build additional practice revenue by:
●	adding dentists and hygienists;
●	increasing patients’ completion of their diagnosed dental treatment plan;
●	introducing new specialty services;
●	improving dentist and hygienist efficiency and productivity through technology and workflow enhancements, and
●	opening de novo practices in existing markets.

Based on our experience in providing support to dental practices, we believe we have the capacity to more than double the number of dentists we support within our existing markets alone. U.S. dental services market growth is projected at 6.2% annually according to the National Health Expenditures Data, Centers for Medicare & Medicaid Services (CMS). If we are able to grow at industry growth rates and succeed in our practice acquisition strategy, and absent other circumstances, we currently believe that we will double the number of affiliated dentists we support within a seven to 10-year timeframe.

We believe preventive, general and specialty care offer substantial opportunities for growth within our Metropolitan Statistical Areas (“MSA”). This growth is driven by several factors, including increasing awareness of oral health’s connection to overall health, demographic shifts such as aging populations, and a growing demand for cosmetic and elective dental services. Additionally, as patient demand for specialized services such as oral surgery, endodontics, and prosthodontics increases, we are well-positioned to capture additional market share through strategic investments in specialist recruitment, training, and service delivery models.

We also intend to focus on expanding our presence primarily in medium and large MSAs as delineated by the U.S. government through the U.S. Office of Management and Budget (OMB). We consider medium MSAs as metropolitan areas having populations between 250,000 and 999,999, while large MSAs are metropolitan areas with populations of 1,000,000 or more. These MSAs align with our strategic priorities by offering potential expansion areas with, favorable demographic trends, and an unmet need for accessible, high-quality dental care. We estimate there are approximately 230 medium and large MSAs across the United States that meet our criteria. These markets closely align with our core competencies in supporting preventive and comprehensive dental services, fostering a model of care that emphasizes long-term patient relationships and community integration. We are targeting the expansion around our core MSA’s today, as well as entering new select national markets, which will be opportunistic based on acquisition opportunities, however we are unable to determine where future acquisition opportunities may arise, the timing of any opportunities, and we are also unable to quantify or disclose the number of future MSAs that may be targeted.

●	Leveraging our scalable infrastructure to improve operating margins. We will continue to leverage our infrastructure and the local market presence of our affiliated dental practices to obtain favorable pricing from vendors and suppliers and to secure leases with attractive terms. We also plan to continue to streamline local practice administrative work, such as patient scheduling, billing, collections, payroll and accounting. We have built an infrastructure that supports organic and inorganic practice growth, which will allow us to further leverage our operating costs. In addition, our scalable and integrated information systems technology tracks daily operational and financial performance by practice so that we can identify and respond quickly to changes in specific markets and continue to improve administrative efficiency and productivity.
●	Selectively acquiring or affiliating with existing dental practices. We have a proven ability and intent to grow by entering into exclusive, long-term support agreements and asset-purchase agreements with existing dental practices. Our ability to identify, acquire, integrate and affiliate with independent practices in a cost-effective manner will be an important element in our continued growth and our geographic expansion into other states. We continually evaluate and selectively pursue strategic growth opportunities, as we believe there is significant demand for our patient-centric care model in communities across the country. We intend to enter new markets through acquisition and partnership opportunities where we are confident that we can employ our best practices and established model to grow our market share. By focusing primarily on medium and large MSAs, our disciplined growth strategy promotes scalable, sustainable expansion while maintaining our commitment to supporting the delivery of high-quality care in a caring manner. This focus will enable us to address growing patient needs while solidifying our leadership in the dental services industry.

Affiliated Dental Groups

We provide business support services to affiliated dental practices operating across 86 practice locations. Affiliated dental practices are operated by legal entities organized under state laws as professional corporations. Each entity employs or contracts with dentists or specialists to provide dental services in multiple locations. Each entity has one owner, who is an affiliated licensed dentist. We do not own capital stock of any affiliated dental practice entity. We have support agreements with the entity owner pursuant to which the entity owner is prohibited from selling, transferring or encumbering the ownership interests of the entity to a third party without our consent. In addition, our agreements with the entity give us the right to designate the licensed dentist to whom the owner of an entity must sell his or her ownership interest in the entity. We can designate a licensed dentist upon notice to the entity owner of our intent to exercise our right to require the transfer of an entity’s ownership interest.

Our chief clinical officer, general practices, Dr. Christopher Steele, is the holder of the capital stock of PDG, P.A. (dba Park Dental) which provides dental services at 55 dental practice locations as of December 31, 2025, representing approximately 73% and 74% of our total revenues for the years ended December 31, 2025 and 2024, respectively. In addition, our chief clinical officer, specialty practices, Dr. Alan Law, is the holder of the capital stock of Dental Specialists of Minnesota, PLLC (dba The Dental Specialists) and Orthodontic Specialists of Minnesota PLLC (dba TDS Orthodontics) which provide dental specialty services at 31 dental practice locations as of December 31, 2025, representing approximately 27% and 26% of our total revenues for the years ended December 31, 2025 and 2024, respectively.

Our rights with respect to the transfer of the ownership interests in, and designation of the owner of the entity furthers the stability of the entity by assuring the integrity of its legal structure and its ability to sustain ongoing operations in the event of a change of ownership. If an event occurs that requires or leads to a change in the ownership of the entity, such as the retirement or death of the entity owner or the decision of an entity owner to leave the organization, these rights allow for a prompt, efficient and uninterrupted change of ownership, thereby sustaining the operations of the entity and preserving continuity for the dentists or specialists, their clinical staff and their patients.

Notwithstanding our rights regarding the transfer of the stock of entities and the designation of owner of the entity, we do not own any capital stock of any affiliated dental practice entity and we do not have any control over the clinical or professional decision making of the entities or their dentists or specialists. Under the terms of our administrative resources agreements, each entity retains full responsibility for all clinical decisions made by it and its professional staff and all other activities that are within the scope of the practice of dentistry, and we do not perform those activities. The ability of the entities and us to operate under our administrative resources agreements is dependent on our mutual compliance with these corporate practice restrictions. We believe that the stock transfer restrictions in place between the owners of the respective entities and us are consistent with corporate practice restrictions because we can designate only individuals that are permitted to be entity owners under applicable state law and we can never have an ownership interest in the entity. In addition, the transfer restrictions and our rights regarding the designation of the entity owner does not allow us in any way to control the clinical decisions of the dental practice and its professionals.

The practices generally compensate their dentists on a production-based model under which an individual dentist receives a percentage of the revenues attributable to the dentist. In addition, dentists in leadership roles are compensated by either a salary, or stipend depending upon the level of their role including, chief clinical officers, regional dental directors, specialty clinic directors, quality of care dentists, dentist coaches, and various dentist workgroup participants and leads.

Employment Agreements with Affiliated Dentists and Specialists

Substantially all the dentists and specialists practicing with our affiliated dental practices have entered into employment agreements with the entity that controls the dental practice. Most of these employment agreements can be terminated by either party without cause with up to 90-180 days’ advance notice or upon the occurrence of certain events that would render the dentist or specialist unfit or unable to legally practice dentistry. The agreements typically restrict such dentist’s or specialist’s solicitation of patients, staff and employees of the contracting service provider. The enforceability of non-competition restrictions has come under added scrutiny in recent years, both on the federal level and at the state level. For example, Minnesota passed legislation effective July 1, 2023 that greatly restricts non-competition clauses entered into for the first time after that date, with some very limited circumstances for owners in the sale of a business.

Non-competition restrictions prior to July 1, 2023 will still be reviewed under Minnesota law under the old standard of review. Other states have also completely voided non-competition restrictions, such as California, North Dakota and Oklahoma. Other states still allow for non-competition restrictions, but with significant limitations. On the federal level the Federal Trade Commission (FTC) recently attempted to enact legislation that voided non-competition restrictions both retroactively and proactively on a large scale. The FTC’s legislation was ultimately defeated, but it may be appealed or resurface again. To summarize, there are on-going challenges to the enforceability of non-competition restrictions that will need to be assessed for the dentists and specialists. Those employment agreements entered into prior to July 1, 2023, may contain non-competition provisions for two years following such dentist’s or specialist’s termination within a specified geographic area, usually a specified number of miles from the affiliated dental practice. We are not a party to any of these employment agreements. These non-solicitation and non-competition covenants may not be enforceable or may be significantly limited by the courts of the states in which we operate or future limitations based upon federal law. See “Risk Factors — Risks Related to Our Business — If our affiliated dental practices are unable to attract and retain qualified dentists, specialists, hygienists, and dental assistants, their ability to attract and maintain patients and generate revenue could be negatively affected.” Additionally, our Administrative Resources Agreements with affiliated dental practices could be challenged by a state or dentist under laws regulating the practice of dentistry.

An affiliated dentist generally receives compensation from the entity based upon the percentage of revenues attributable to the dentist or, in certain cases, the greater of such percentage of revenue attributable to the dentist and a fixed amount. We do not determine the compensation level of dentists and specialists. We assist our affiliated dental practices, however, in deciding compensation by providing them with market data relating to the compensation levels of dentists and specialists in the markets in which the affiliated dental practice operates and among our affiliated dental practices as a whole. We also can develop compensation models for the practices that allow them to understand the impact on their profitability for different compensation levels and plans.

Support Agreements with the Professional Corporations

We have entered into an administrative resources agreement with each affiliated dental practice to provide on an exclusive basis all non-clinical support services of the dental practice. We anticipate that each new affiliated dental practice will enter into a similar administrative resources agreement. We are generally responsible for the following support services under these agreements:

●	providing offices and facilities, including dental equipment, office furnishings, and computer equipment, systems and information technology services;
●	ordering and purchasing all dental equipment and supplies on behalf of affiliated dental practices;
●	administering all billing and collection services primarily through our centralized revenue cycle services;
●	providing non-dentist personnel at each dental practice;
●	recruiting, training and retaining all non-dentist personnel, such as dental hygienists and assistants, patient care coordinators and office administrators;
●	providing cash management services, including the management of bank accounts in the name of, and on behalf of, the dental practice;
●	providing bookkeeping, tax, financial and corporate reporting services;
●	establishing and administering accounting controls and systems;
●	preparing annual capital and operating budgets for the dental practice;
●	implementing marketing, branding and public relations programs; and
●	negotiating and executing on behalf of an affiliated dental practice certain agreements in connection with, and in furtherance of, our business support services.

The affiliated dental practices have exclusive authority, management and control over the dental aspects of the professional services including all clinical aspects of dentistry and the provision of dental services, including:

●	providing all dental treatment, evaluation, examination and diagnostic procedures and all referrals to appropriate dental specialists and other health care professionals;

●	employing and contracting with all licensed providers of dental related services, such as dentists and specialists;
●	selecting dental equipment and supplies; and
●	ensuring the practices’ material compliance with all laws, rules and regulations relating to the professional activities of the dentists, specialists, hygienists and dental assistants and with the ethics and standard of care of the dental community in which the dental practice operates.

In addition, after consulting with us, each affiliated dental practice establishes the hours of operation of the dental locations and the fees, charges, premiums and other amounts due from patients in connection with the delivery of dental services by affiliated dentists and specialists.

As compensation for our support services under the Administrative Resources Agreement, the affiliated dental practices pay us a monthly management fee based upon the provider’s total net collections for the applicable month. We review the management fee annually and make mutually agreed adjustments to ensure that the management fee on a go-forward basis comports with the fair market value of the increased or decreased demand for administrative services based on material changes to the size and scope of the affiliated dental practice. In addition to our management fee, each affiliated dental practice reimburses us for all of the costs we incur while carrying out our obligations to the affiliated dental practices, such as the costs of clinical support staff and non-clinical staff at the dental practice, supplies, laboratory services, facilities, utilities, and other costs of dental practice operations. The management fee we charge to affiliated dental practices is not reflected in our revenues presented in our consolidated financial statements, because the fee is eliminated in consolidation.

The affiliated dental practices have also agreed to indemnify us for all liabilities, losses and expenses, including reasonable attorneys’ fees, caused by the performance of dental services or any other acts or omissions by the affiliated dental practice and/or its shareholders, directors, agents or employees during the term of such agreement.

Our Administrative Resources Agreement generally have an initial term of thirty years with successive automatic five-year renewal terms, unless terminated as provided in the agreements.

We have the ability to terminate each Administrative Resources Agreement, for any reason whatsoever, upon 60 days’ notice to the applicable affiliated dental practice. In addition, we have the ability to terminate each administrative resources agreement, effective immediately, upon providing notice to the applicable affiliated dental practice of any of the following: (i) cancellation or non-renewal of the professional or malpractice insurance of such affiliated dental practice (or an employee of such affiliated dental practice), (ii) dissolution of such affiliated dental practice, (iii) suspension or exclusion of such affiliated dental practice (or an employee of such affiliated dental practice) from any state or federal health care program, (iv) transfer or attempted transfer (voluntarily, by operation of law, or otherwise) of the capital stock of such affiliated dental practice without our approval, (v) merger, sale, liquidation, or other disposition of substantially all of the stock or assets of such affiliated dental practice without our approval, (vi) non-payment of our management fee in the applicable time frames, and (vii) breach by such affiliated dental practice of the protective covenants contained in the administrative resources agreement.

Each affiliated dental practice has the right to immediately terminate its administrative resources agreement upon our suspension or exclusion from any state or federal health care program. In addition, each administrative resources agreement may be terminated by either party upon (i) mutual agreement, (ii) filing of a petition in bankruptcy or the insolvency of the other party and such petition is not dismissed within 90 days of filing, and (iii) a material breach by the other party, provided that such breach continues for 30 days after written notice thereof has been provided.

Additional Benefits Provided to Affiliated Dental Practices

In addition to the administrative and operational support services enumerated in the administrative resources agreements, we provide the following additional benefits to affiliated dentists:

●	financing alternatives for affiliated dentists to offer their patients through arrangements with third party financing companies and by extending credit ourselves to qualified patients;
●	establishing guidelines for the selection, hiring and termination of the dentist employees of the dental group;
●	Dentist workgroups comprised of affiliated dentists that provide a forum for the sharing of “best practices” related to dental materials, technology and patient care workflows that will enhance the care and services provided to patients;
●	Centralized patient communication services that improve the efficiency of the dental practice by performing such functions as initial and existing patient scheduling through phone support, online chat, and online appointment requests.
●	Patient experience training and best practices to enhance the patient services at the affiliated practices;
●	Internal learning management system for training of affiliated dentists and providing training to clinical and non-clinical employees to ensure quality patient service; and
●	the use of Press Ganey patient satisfaction survey results and patient feedback to measure and improve patient satisfaction.

Payor Relationships and Reimbursement Mix

Affiliated dental practices accept a significant portion of payment for dental care through various payment methods to attract and retain patients, including indemnity and preferred provider plans, dental discount plans, direct reimbursement plans, government sponsored or funded plans and programs subject to oversight by CMS, and direct payments from patients. We negotiate third party payor contracts on behalf of the affiliated dental practices, but the affiliated dental practice enters into contracts with the various insurance plans. Our inability to negotiate favorable prices or rates under third party payor plans could reduce the revenue of affiliated dental practices and therefore reduce our consolidated revenue. As a result, our revenues and profitability could be significantly impacted by our ability to negotiate favorable prices or rates under third party payor plans. Third-party payors can also deny reimbursement for dental services if they determine that a treatment was not performed in accordance with treatment protocols established by such payors or for other reasons. Loss of revenue by our affiliated dental groups caused by cost containment efforts could have an adverse effect on our consolidated revenue.

The following table sets forth information regarding the percentage of our general practice revenues represented by the type of patient coverage for the periods presented:

	Years Ended
	December 31,
Type of Patient Coverage	2025	2024
Indemnity and preferred provider plans	72.5%	77.0%
No third-party coverage (uninsured)	6.3%	6.0%
Government sponsored plans*	19.1%	14.8%
Other	2.1%	2.2%
Total	100.0%	100.0%

*Includes government funded Medicaid and Medicare Advantage plans, some of which are administered by private insurance companies.

The following table sets forth information regarding the percentage of our specialty practice revenues represented by the type of patient coverage for the periods presented:

	Years Ended
	December 31,
Type of Patient Coverage	2025	2024
Indemnity and preferred provider plans	59.2%	67.9%
No third-party coverage (uninsured)	7.4%	7.4%
Government sponsored plans*	32.8%	23.8%
Other	0.6%	0.9%
Total	100.0%	100.0%

*Includes government funded Medicaid and Medicare Advantage plans, some of which are administered by private insurance companies.

Each type of patient coverage, with the exception of government sponsored plans, generally includes an out-of-pocket component.

Marketing and Payor Relations

Marketing Team. Our marketing team is responsible for affiliated dental practice branding and communications within their individual markets. This team develops, implements and coordinates marketing plans to ensure consistency with advertising campaigns for each affiliated brand through marketing strategies, including direct, indirect and digital marketing. Our advertising and promotional efforts are aimed at increasing patient awareness and brand recognition, as well as ensuring high levels of patient retention. The marketing team tracks and analyzes the effectiveness, distribution, coverage and performance of our various forms of advertising by affiliated dental practices. We use internal and external databases to help identify patient profiles which are used to target outreach to individuals likely to visit an affiliated dental practice. In addition, the marketing team monitors operational performance in terms of the overall patient experience through ongoing patient satisfaction and experience surveys.

Payor Relations Team. Our payor relations team establishes and builds strong relationships with key representatives of dental insurance plans and negotiates insurance reimbursement rates on behalf of the affiliated dental practices. The payor relations team also analyzes and reviews new and existing insurance plan opportunities to assist the affiliated dental practices in optimizing payor mix.

Training, Recruiting, and Quality Assurance Programs

The success of any dental practice relies heavily on the expertise and reputation of its dentists and specialists. While we do not employ dentists or control clinical decisions within affiliated dental practices, we play a critical role in supporting these practices by enhancing their recruiting, training, and quality assurance efforts.

Recruiting and Training

Our approach to recruiting is focused on attracting highly qualified dentists and specialists. Our talent acquisition specialists work closely with affiliated dental practices to recruit top-tier clinical personnel. This involves reaching out to experienced professionals and top graduates from dental schools through various channels, including:

●	Dental School Partnerships: Collaborating with dental schools to identify and recruit talented graduates.
●	Industry Events: Attending local dental seminars and conventions to connect with potential recruits.

●	Online Platforms: Utilizing online recruitment platforms for wider reach and visibility.

In terms of training, we provide comprehensive support by coordinating and arranging both non-clinical and clinical training. This includes:

●	Orientation and Development: Designing and implementing orientation programs and ongoing training to keep affiliated dentists abreast of the latest industry techniques and technologies.
●	Continuing Education: Facilitating internal and vendor-sponsored professional development and career growth opportunities in collaboration with our chief clinical officers and regional dental directors.

Quality Assurance and Best Practices

To ensure consistent, high-quality patient care across affiliated practices, we implement several quality assurance measures:

●	Dentist Workgroups: Organizing workgroups where dentists can share best practices and provide feedback on various aspects of dental care, including materials, technology, emergency dental services, and specialized treatments like implants.
●	Quality Review: Our chief clinical officers meet quarterly to review policies and procedures related to quality assurance and risk management. They provide recommendations and oversee the implementation of best practices.

Each affiliated dental practice has regional dental directors or specialty clinic directors, who are licensed dentists, as well as regional directors of operations, who handle administrative functions. These leaders work together in a dyad leadership model focusing on:

●	Compliance: Oversee adherence to regulations, protocols and policies.
●	Quality Assurance: Manage quality assurance functions, including patient record reviews and practice evaluations.
●	Training and Mentoring: Assist with recruiting, training, and mentoring new and existing dental professionals.

Additionally, we conduct ongoing patient satisfaction surveys to gather feedback on the performance and patient experience provided by affiliated dentists and their teams, helping to promote continuous improvement.

This structured approach to recruiting, training, and quality assurance ensures that our affiliated dental practices maintain high standards of patient care and operational excellence.

Technology, Management Information Systems and Facility Utilization

We seek to assist affiliated dental practices in improving facility utilization, primarily through our technology and management information systems. We maintain proprietary and third-party technology systems through which we receive uniform data that is analyzed to measure and improve the operating performance of each dental practice. The management information systems allow us to interface with each of the 86 affiliated dental practices daily and to track and report on their performances, including information relating to patient and dentist scheduling, service mix, specialty services provided and financial performance. The ability to provide extensive informational reports on a large number of locations helps to ensure that each location is operating as efficiently as possible. The information from these reports can be used by affiliated dental practices to improve their operational and financial performance and it also allows us to quickly identify growth opportunities.

Our technology systems also allow us to review metrics related to patient care, including the percentage of return appointments, the number of specialty referrals, and the percentage of patients seeking specialty care. By tracking these patient metrics on an individual location basis, our experienced management team can assist affiliated dental practices in identifying growth opportunities and pinpointing growth opportunities for underperforming locations. This then allows our operations team to continuously enhance our marketing strategy and recommendations and to provide training programs or increase quality assurance audits to improve patient experience and increase patient volumes for underperforming locations.

We also increase facility utilization through our patient communication services. Our patient communication services allow us to improve patient scheduling among affiliated dental practices, which increases dentist and clinical team members’ productivity and utilization in our affiliated practices. Our centralized billing services allow many administrative functions to be performed off-site, which allows the dentist and his or her clinical staff to focus on the patients and their care.

Regulation

General. The practice of dentistry in the U.S. is governed by a complex array of regulations at both state and federal levels. Key regulatory considerations include the corporate practice of dentistry, fee splitting, anti-kickback and anti-referral legislation, privacy and security requirements, health and safety regulations, state insurance laws, and professional licensing rules. Compliance with these regulations is crucial for maintaining eligibility to participate in federal and state healthcare programs and avoiding substantial legal and financial consequences.

We and our affiliated dental practices are committed to adhering to applicable laws and regulations. However, changes in regulatory environments or interpretations could necessitate modifications to our operations or legal arrangements. This may involve incurring legal fees, fines, or other costs, and could impact our business activities and profitability. In response to new or revised laws, regulations or interpretations, we could be required to revise the structure of our legal arrangements, incur substantial legal fees, fines or other costs, or curtail our business activities, reducing the potential profit to us of some of our legal arrangements, any of which could have a material adverse effect on our business, financial condition and results of operations.

The following is a summary of the principal regulatory issues affecting our operations and those of our affiliated dental practices.

Corporate Practice of Dentistry and Fee Splitting: Every state has a law prohibiting non-dentists from engaging in the practice of dentistry. In addition, many states have laws prohibiting non-dentist owned practices from employing dentists, or sharing professional fees (i.e., payments for the provision of dental care from patients and third-party payers). These laws exist to prevent non-dentist owned entities from controlling clinical decision-making and to ensure that only licensed dental professionals are involved in the diagnosis, treatment planning and provision of dental care. Restrictions also often include limitations on the delegation of tasks to dental hygienists and assistants. Similarly, state laws also often include other limitations, such as who can delegate tasks to allied personnel (National Conference of State Legislatures, 2024). For instance, Minnesota’s Dental Practice Act prohibits corporations from owning or operating a dental practice, although it does allow dental resource organizations to provide non-clinical support services (Minnesota Statute Section 150A.11, 2024).

A number of states impose further restrictions, such as limiting the ability of a person other than a licensed dentist to own dental equipment or practices. Some of these states allow leasing of equipment and office space under a bona fide lease. The laws of many states also prohibit dental practitioners from paying any portion of fees received for dental services in consideration for the referral of a patient. In addition, many states impose limits on the tasks that may be delegated by dentists to hygienists and dental assistants.

We provide business support services to affiliated dental practices and believe that the fees we charge for those services are consistent with the laws and regulations of the jurisdictions in which we operate. We do not control the clinical aspects of the practice of dentistry, the provision of dental services, including the diagnoses or treatment of dental disease, or employ dentists to practice dentistry.

The laws regarding fee splitting and the corporate practice of dentistry and their interpretation vary from state to state and are enforced by regulatory authorities with broad discretion. The legality of our business or our relationships with dentists or affiliated dental practices may be challenged in the future and the enforceability of the provisions of any administrative resources agreement could be limited. The laws and regulations of certain states in which we may seek to expand may require us to change the form of our relationships with affiliated dental practices. Such a change may restrict our operations or the way in which providers may be paid or may prevent us from acquiring the non-dental assets of dental practices or managing dental practices in those states. Similarly, the laws and regulations of the states in which we presently maintain operations could change or be interpreted in the future either to restrict or adversely affect our existing or future relationships with affiliated dental practices. See “Risk Factors — Risks Related to Government Regulation, Reimbursement/Third Party Payors and Litigation.”

Anti-Kickback and Anti-Referral Legislation: Federal and state laws prohibit the exchange of any form of remuneration for the referral of services reimbursed under Medicare, Medicaid, or other healthcare programs. These laws aim to prevent fraud and abuse in healthcare. For instance, the Federal Anti-Kickback Statute (42 U.S.C. § 1320a-7b) and the Stark Law (42 U.S.C. § 1395nn) impose stringent restrictions on financial relationships between healthcare providers and entities receiving referrals (U.S. Department of Health & Human Services, 2024). Violations can lead to exclusion from federal programs and significant civil and criminal penalties.

Health Insurance Portability and Accountability Act (HIPAA): HIPAA establishes national standards for the protection of health information. The Privacy Rule sets standards for the confidentiality of patient information, while the Security Rule mandates safeguards to protect electronic health information (Health and Human Services, 2024). Updates include provisions extending compliance requirements to business associates of covered entities and allowing state attorneys general to enforce HIPAA regulations (American Recovery and Reinvestment Act of 2009).

We believe that we and our affiliated dental practices are in material compliance with applicable provisions of HIPAA, including the privacy rule, and the regulations promulgated under HIPAA, including the privacy rule and security rule.

Occupational Safety and Health Administration (OSHA): Dental practices must adhere to OSHA regulations, which include guidelines for sterilization, use of personal protective equipment, and maintaining a safe working environment. Compliance requires ongoing monitoring and investment in safety measures (Occupational Safety and Health Administration, 2024). These regulations include the heat sterilization of dental instruments and the use of personal protective equipment, such as the use of masks, face shields and gloves by the dentists and clinical staff, and such regulations require us to incur ongoing monitoring and compliance expenses.

Civil False Claims Act: This Federal Act prohibits knowingly presenting false claims for payment to the government and imposes significant penalties for violations. The Act requires repayment of triple damages plus fines ranging from $14,308 to $28,619 per false claim (U.S. Department of Justice, 2025). Many states have similar laws addressing fraudulent claims.

State Insurance Laws and Regulations: State insurance laws can impact dental practices, especially regarding third-party payer contracts and claims administration. These laws are subject to interpretation and enforcement by state regulators, and changes or misinterpretations could affect operational and financial aspects of dental practices (National Association of Insurance Commissioners, 2024). Our failure to properly interpret and apply such requirements, as well as changes in such laws, or the extension or interpretation of such laws and regulations to cover additional parties and activities, could subject us or our affiliated dental practices to additional laws or regulations, licensure requirements or regulatory enforcement actions, which could increase our costs, damage our reputation or otherwise adversely affect our operations and our profitability.

MinnesotaCare Provider Tax: The MinnesotaCare Provider Tax, also known as the Health Care Provider Tax, is a state tax imposed on healthcare providers, including dentists, in Minnesota. It was originally designed to fund the state’s health care programs and help provide access to medical services for low-income individuals and families. For dentists, this tax is calculated as a percentage of their revenue from providing dental services. Each year the state sets the rate for the following year, with the maximum allowable tax rate of 2.0%. In 2025 and 2026, the Health Care Provider Tax was 1.80% of applicable revenue. It is unknown if the state will increase the rate in subsequent years.

Advertising: State regulations govern the content and practices of dental service advertisements. These laws vary widely and are enforced by state authorities with broad discretion.

State Licensing Boards: Each state requires dentists to be licensed and may impose disciplinary actions for improper conduct or ethical violations. Compliance with state-specific licensing requirements is essential for maintaining operational legitimacy.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined in Section 2(a) of the Securities Act, as modified by the “JOBS Act”. As an emerging growth company, we may take advantage of specified reduced disclosure and other requirements that are otherwise applicable generally to public companies that are not emerging growth companies. These provisions include, among others:

●	the requirement to present only two years of audited financial statements and only two years of related “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report;
●	reduced disclosure about our executive compensation arrangements;
●	no non-binding shareholder advisory votes on executive compensation or golden parachute arrangements; and
●	exemption from the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act in the assessment of our internal control over financial reporting.

We may take advantage of these provisions until such time that we are no longer an emerging growth company. We would cease to be an emerging growth company upon the earliest to occur of (1) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (2) the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities; (3) the issuance, in any three-year period, by us of more than $1.0 billion in non-convertible debt securities held by non-affiliates; and (4) December 31, 2030.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can use the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. This permits an emerging growth company to delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have elected to take advantage of the exemptions discussed above. Accordingly, the information contained herein, and the documents incorporated herein by reference, may be different than the information you receive from other public companies.

Competition

The dental services industry remains large and highly fragmented, characterized by intense competition among providers. In this market, our affiliated dental practices face competition from other local dental practitioners. We believe affiliated dental practices associated with dental resource or support organizations compete favorably with other providers of dental services on the basis of such factors as:

●	Quality of Care and Reputation: This includes the delivery of high-quality dental services and the strength of recognizable brand names.

●	Marketing and Advertising Strategy: Effective marketing and targeted advertising can significantly impact patient acquisition and retention.
●	Location and Accessibility: The convenience, traffic flow, and visibility of practice locations play a critical role in attracting patients.
●	Insurance Provider Relationships: Strong connections with insurance companies can enhance patient access and streamline reimbursement processes.
●	Pricing: Competitive pricing of services can be a key differentiator in attracting and retaining patients.
●	Hours of Operation: Extended and flexible hours can improve accessibility and convenience for patients.

There are currently over 100 large dental support organizations operating in the U.S.. The top three primary competitors are Heartland Dental, Aspen Dental, and Pacific Dental Services, all of which are active in our current markets. These competitors may possess significant financial resources, established affiliation models, strong reputations, or advanced management expertise, potentially giving them a competitive edge.

Affiliated dental practices also compete with other established dental practices for recruiting and retaining general dentists, specialists, hygienists, and non-clinical staff. A decline in the availability of qualified personnel could make it more challenging for staff affiliated practices to adequately or support future expansion plans.

While the dental support organization model offers various advantages to dentists, such as reduced administrative burdens and operational support, it is uncertain how many dentists will be drawn to these benefits compared to the perceived loss of independence associated with solo practice. Many dentists value the autonomy of traditional solo practice and may be hesitant to shift to a dental resource organization model, which could impact our ability to attract new affiliates. See “Risk Factors — Risks Related to Our Business.” We continue to work to increase awareness among dentists of the many benefits of affiliating with our innovative dental resource organization model.

Professional Liability and Other Insurance Coverage

We maintain insurance coverage that we believe is appropriate for our business, including professional liability, property, business interruption, cyber security, and general liability, among others.

We arrange and are reimbursed for the cost of professional liability insurance for the affiliated dental practices and the dentists they employ. The standard policy provides coverage limits of $2.0 million per occurrence and $3.0 million annual aggregate. For dental specialists and general dentists providing sedation services, the policy includes higher coverage limits of $5.0 million per occurrence and $7.0 million annual aggregate. Each affiliated dental practice indemnifies us for any losses related to the performance of dental services not covered by insurance.

While we believe our insurance coverage is adequate for our current operations, it may not be sufficient for all future claims. Additionally, there is no guarantee that we will be able to secure coverage in adequate amounts or at reasonable costs in the future.

Seasonality

Our results of operations fluctuate due to seasonal variations in our business. Absent the impact and timing of acquisitions, our total revenues have historically been lower in the third quarter of the year due to fluctuations in patient volumes, which are primarily impacted by the timing of holidays and the school year calendar.

Intellectual Property

We regard our copyrights, service marks and similar intellectual property as important to our success. We or our affiliated dental practices are the registered owner, or have filed for registration, of various marks in the United States, including PARK DENTAL PARTNERS™, PARK DENTAL®, WITH YOU EVERY SMILE OF THE WAY™, our Park Dental logo “P” design, and our Parker mascot. We use these trademarks to distinguish our business and our affiliated dental practices from competitors in their respective markets. We also promote brand awareness and generate demand using our marks through our marketing and advertising programs. See “Risk Factors — Risks Related to Our Business.”

Human Capital Resources

As of December 31, 2025, we employed or contracted with 1,212 employees and independent contractors. As of December 31, 2025, our affiliated dental practices employed or contracted 214 dentists. We consider our employee relations to be very good based upon the results of annual team member engagement surveys administered by an external vendor.

Available Information

We make available, free of charge, on our website at www.parkdentalpartners.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. All such reports, including proxy and information statements, are also available free of charge via EDGAR through the SEC website at www.sec.gov. We do not incorporate the information on or accessible through these websites into this Annual Report, and you should not consider any information on, or that can be accessed through, these websites a part of this Annual Report or any other filing we make with the SEC.

ITEM 1A. RISK FACTORS

SUMMARY

Our business is subject to a number of risks. You should carefully consider all information set forth in this annual report and, in particular, should evaluate specific factors set forth herein in evaluating our business or our shares of Common Stock. Among these important risks are the following:

Risks Related to Our Business.

● Our business model is impacted by general economic conditions, particularly in Minnesota where most of our affiliated dental practices are located.

● We depend on our contractual arrangements with our affiliated dental practices and our success depends largely on our ability to provide effective business support services to our affiliated dental practices that result in increased revenues.

● Our business is dependent on long-term arrangements with our affiliated dental practices for which we are the primary beneficiary. Termination and/or breach of an administrative resource agreement could result in a material adverse effect on our financial results, change the variable interest structure analysis and result in an inability to consolidate revenues or affiliated dental practices. It could also potentially result in regulatory issues.

● Our profitability is also dependent upon the performance of our affiliated dental practices and dentists in areas we do not control, such as the delivery of patient care.

● If our affiliated dental practices are unable to attract and retain qualified dentists, specialists and dental hygienists, their ability to attract and maintain patients and generate revenue could be negatively affected.

● Our growth strategy depends on our ability to increase the number of locations in which our affiliated dental groups practice. Expansion involves many challenges, including selecting the appropriate site, attracting patients to the new locations, and attracting, training and retaining dental professionals to the new locations.

● A portion of our growth and future financial performance depends on our ability to integrate acquired dental practices and the success of those acquisitions.

● Our affiliated dental practices compete for patients in a highly competitive environment that may make it difficult to increase patient volumes and revenues.

● We are reliant upon affiliated dentists and other personnel to practice within the scope of their profession and in accordance with professional standards and could be harmed by misconduct by our affiliated dentists and other personnel.

● Our success is dependent on the dentists who provide patient care in the affiliated dental practices with whom we enter into administrative resources agreements, and we may have difficulty locating qualified dentists to replace affiliated dental practice owners.

● Rising inflation and interest rates may result in an increased cost of dental services which could have a material adverse effect on our results of operations as many of our patients pay for dental services on an out of pocket basis.

● A loss of the services of our key management team members could have a material adverse effect on our business.

Risks Related to Information Technology, Cybersecurity and Intellectual Property.

● Our business model depends on proprietary and third-party management information systems that we use to track financial and operating performance of affiliated dental practices, and any failure to successfully design and maintain these systems or implement new systems could materially harm our operations.

● We are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected.

● A cybersecurity incident, including a privacy breach, could negatively impact our business and our relationships with patients, personnel and suppliers and may lead to significant liabilities, including through litigation or regulatory action.

● We may not be able to adequately protect our and our affiliated dental practices’ intellectual property, which could harm the value of our brand and adversely affect our business.

● We or one of our affiliated dental practices could be found to have infringed on the intellectual property rights of others and may be subject to infringement claims.

Risks Related to Government Regulation, Reimbursement/Third Party Payors and Litigation.

● We and our affiliated dental practices are subject to complex laws, rules and regulations, compliance with which may be costly and burdensome.

● We, along with our affiliated dental practices and their dentists, may be subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

● Our revenue and that of our affiliated dental practices may be adversely affected by the actions on insurance providers and federal and state agencies, including downward reimbursement pressure from these entities.

● We are self-insured for certain employee group medical costs and an increase in our medical claims and related expenses may have a material negative impact on us.

● Our affiliated dental practices rely on arrangements with, and payments from, third-party payors. The inability to collect payments from such payors and patients in the amounts anticipated (and in a timely manner) could impact the ability of our affiliated dental practices to pay our management fees and in turn could adversely impact our profitability.

● Our business may be interrupted or negatively affected by litigation or regulatory action.

Risks Related to Our Financial Condition and Indebtedness.

● Covenants in our debt agreements may adversely affect our operations.

● We may have substantial future capital requirements, and our ability to obtain additional funding is uncertain.

● We cannot guarantee future financial performance based on our historical performance.

Risks Related to Our Common Stock.

● We expect that the price of our Common Stock will fluctuate significantly.

● Future sales of our Common Stock, or the perception that such sales may occur, could depress our Common Stock price.

● Our issuance of additional shares of Common Stock in connection with financings, acquisitions, investments, equity incentive plans, or otherwise will dilute all shareholders.

● Our Common Stock does not control voting rights for all Board of Directors positions. Our affiliated dentists control the right to appoint three directors to the Board of Directors.

General Risk Factors.

● The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

● If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock could decline.

● Our amended and restated bylaws contain, and our restated certificate of incorporation and Minnesota law each contain provisions that could discourage another company from acquiring us and may prevent attempts by our shareholders to replace or remove our current management.

Risks Related to Our Business

Our business model is impacted by general economic conditions, particularly in Minnesota where most of our affiliated dental practices are located.

Dental care patients tend to be price-sensitive because many pay for a significant portion of their dental expenses on an out-of-pocket basis. According to the Centers for Medicare and Medicaid Services, or CMS, consumer out-of-pocket expenditures accounted for 38.3% of payments for dental services in 2024, Consequently, dental care patients tend to base their selection of a dental practice on the affordability and quality of the dental service. Notwithstanding the fact that many dental expenditures arise out of necessity, the growth of our total revenue can be severely impacted by changes in consumer spending.

Most of our affiliated dental practices are located in Minnesota and the locations in that state generated 99.0% and 98.9% of our revenue for the years ended December 31, 2025 and 2024, respectively. Adverse changes or conditions affecting our markets in Minnesota, such as healthcare reforms, changes in laws and regulations, reduced Medicaid reimbursements and government investigations, may have a particularly significant impact on the business of our affiliated dentists and our business, financial condition and results of operations. Our current concentration in these markets, as well as our strategy of focused expansion in areas in and around our existing markets, increases the risk to us that adverse economic or regulatory developments in one or more of these markets may have a material and adverse impact on our operations.

We depend on contractual arrangements with our affiliated dental practices and our success depends largely on our ability to provide effective business support services to our affiliated dental practices and dentists that result in increased revenues.

State laws can prohibit entities owned by persons other than licensed dentists, including us, from practicing dentistry or from exercising control over the provision of professional dental services. Certain state laws also limit the ability of a person other than a licensed dentist or other regulated health professional to control or operate certain equipment used in a dental practice. We operate each of our practices in conjunction with an affiliated dental practice and we are party to long-term administrative resource agreements with each affiliated dental practice and the affiliated dentist who owns the shares of each affiliated dental practice, pursuant to which our affiliated dental practices are operated.

Given the nature of these arrangements, we depend on the affiliated dental practices and their respective affiliated dentists to comply with the terms of these contractual arrangements. To the extent either an affiliated dental practice or its affiliated dentist breaches any of the contractual provisions applicable to them or otherwise elects to terminate any of these contractual arrangements, our financial performance may be negatively impacted.

We receive fees for the support services provided to the dental practices under the administrative resources agreements. We own most of the non-dental operating assets of the practices but we do not employ or contract with dentists or control the provision of dental care in the affiliated dental practices, which exercise sole decision-making authority with respect to all clinical matters. Our revenue is dependent on the revenue generated by the affiliated dental practices. Therefore, effective and continued performance of dentists providing services for the practices is essential to our long-term success. Under each administrative resource agreement, we pay substantially all the operating and non-operating expenses associated with the provision of dental services except for the salaries and benefits of the dentists. Any material loss of revenue by the practices would have a material adverse effect on our business, financial condition and operating results, and any termination of an administrative resource agreement (which is permitted in the event of a material default or bankruptcy by either party) could have such an effect. In the event of a breach of a management agreement by an affiliated dental practice, there can be no assurance that the legal remedies available to us would be adequate to compensate us for our damages resulting from such breach. Furthermore, state regulatory authorities may review the administrative resource agreements for legal and regulatory compliance. If an administrative resources agreement with an affiliated dental practice was deemed by a regulatory or judicial authority to be in violation of any law or regulation, our relationship with the applicable affiliated dental practice may terminate, the shares in the practice may need to be transferred, the administrative resources agreement may require material amendments with uncertain consequences or we might be required to restructure our business model.

Our business is dependent on long-term arrangements with our affiliated dental practices and termination of an administrative resource agreement would result in a material adverse effect on our financial results and potentially other negative consequences.

Our business is reliant on administrative resource agreements with our affiliated dental practices, which we do not own. Our ability to consolidate the financial results of the affiliated practices is predicated on the existence of these agreements and that we are the primary beneficiary of these variable interest entities. Given the nature of these arrangements, we depend on the affiliated dental practices and their respective affiliated dentists to comply with the terms of these contractual arrangements and not breach any of the contractual provisions applicable to them. As a result of our exclusive, long-term administrative resource agreements with our affiliated dental practices, we have a variable interest and are the primary beneficiary in those variable interest entities. Accordingly, our consolidated financial results include the consolidated results of the affiliated dental practices in which we do not hold an equity interest. Termination or breach of an administrative resource arrangement could result in a loss of our ability to consolidate revenues and financial results of the affiliated practices which would negatively impact our consolidated financial position. Termination or breach of an administrative resource agreement could also result in regulatory issues as a regulatory body or state agency may deny our practices the ability to continue to operate based on rules that preclude a non-dentist from owning, operating or managing a dental practice. Such an action by a regulator or state agency could prevent our ability to generate revenues.

Our success depends largely on our ability to provide effective business support services to our affiliated dental practices that result in increased revenues.

Our ability to continue to grow and improve profitability depends, to a significant extent, on our ability to provide quality and cost-effective business support services that enable our affiliated dental practices to increase their revenues. The affiliated dental practices rely on us to perform the non-clinical functions of their practice in order for their dentists, specialists and hygienists to spend more time with their patients. As a result, the success of our affiliated dental practices, and in turn our success, is dependent on our ability to provide effective support services that result in increased revenues, such as:

●	acquiring or affiliating with established dental practices in new markets;
●	determining where and when to build out and equip de novo practices or expand existing practices;
●	implementing cost-effective services such as marketing, facility management, supply chain management, operations support, and other administrative functions;
●	maintaining patient communication services that provide consistent, high quality patient service;
●	investing and providing integrated technology and information systems that support clinical operations
●	providing dental practice team members;
●	making available patient financing and alternative methods of payment;
●	supporting regulatory compliance for practicing dentists and team members; and
●	providing training and other continuing education resources to affiliated dentists and specialists.

If we do not provide support services that enable the affiliated dental practices to increase patient volumes, we will not be able to increase patient revenues and recognize operational efficiencies and cost savings across affiliated dental practices.

Our profitability is also dependent upon the performance of our affiliated dental practices and dentists in areas we do not control, such as the delivery of patient care.

Our profitability is dependent on the performance of our affiliated dental practices and dentists. In accordance with generally accepted accounting principles in the United States, we present our financial statements consolidated with our affiliated dental practices’ net assets and results of operations. Accordingly, our results of operations include the performance of our affiliated dental practices. However, we do not employ dentists and specialists and do not control the clinical decisions of any affiliated dental practice. Because the success of any dental practice will, to some extent, depend upon the efforts of the dentists and their professional skills and reputation, the success of our affiliated dental practices depends, in part, on factors outside of our control. While we seek to affiliate with dedicated, well-qualified dentists, we do not control their delivery of patient care. Our lack of control over all clinical aspects of the delivery of dental services by affiliated dental practices groups makes it more difficult for us to improve our performance. As a result, we do not control a key determinant of our success.

If our affiliated dental practices are unable to attract and retain qualified dentists, specialists, hygienists, and dental assistants, their ability to attract and maintain patients and generate revenue could be negatively affected.

The recruitment and retention of qualified dentists, specialists, such as orthodontists, oral surgeons, endodontists, periodontists, and pediatric dentists, hygienists, and dental assistants is a critical factor in the success of our affiliated dental practices. In addition, our affiliated dental practices must be able to recruit and retain new dentists, specialists, hygienists, and dental assistants for acquired and de novo practices. Our affiliated dental practices may experience decreased productivity in connection with any significant turnover.

Our affiliated dental practices have entered into employment agreements or independent contractor agreements with substantially all of their respective dentists and specialists, which agreements typically restrict the dentist’s or specialist’s solicitation of patients, staff and employees of the affiliated dental practice and may contain legacy non- competition provisions that prohibit the dentist or specialist from competing with the affiliated dental practices within a specified geographic area following such dentist’s or specialist’s termination. These non-competition covenants and other arrangements, however, may not be enforceable or may be significantly limited by the courts of the states in which we operate.

If our affiliated dental practices are unable to consistently attract, hire and retain qualified dentists, the ability of those affiliated dental groups to attract and maintain patients and generate revenue could be negatively affected.

Labor shortages affecting dental hygienists, dental assistants, and other clinical support staff may constrain our capacity, increase operating costs, and adversely affect patient care and satisfaction.

The dental industry is experiencing workforce shortages that have been exacerbated by pandemic-related disruptions and demographic trends. According to the American Dental Association (ADA), there are over 7,000 designated dental professional shortage areas in the United States. Recent surveys indicate that approximately 62% of dentists identify staffing as their most significant business challenge, and many dental practices have been forced to reduce patient capacity due to an inability to recruit and retain qualified hygienists and dental assistants.

Our affiliated dental practices employ 990 hygienists, dental assistants, and patient care coordinators across 86 locations. Competition for qualified dental professionals and staff has intensified, and we have experienced increased labor costs as market compensation rates have risen. Industry data indicates that front office compensation has increased approximately 16% in recent periods. Additionally, surveys of dental hygienists indicate that a significant percentage are considering leaving the profession, which could further constrain the available labor pool.

If our affiliated dental practices are unable to attract and retain sufficient qualified clinical staff, they may be forced to limit patient appointment availability, extend wait times for services, or reduce operating hours. Such capacity constraints could negatively impact patient satisfaction and retention, limit revenue growth, and damage our competitive position. Continued upward pressure on compensation and benefits to attract and retain staff will increase our operating costs and could adversely affect our profitability. There can be no assurance that labor market conditions will improve or that we will be successful in addressing these workforce challenges.

We may be unable to successfully execute our growth strategy and, as a result, our business may be harmed.

Our success depends in part on our ability to build on our position through a balanced program of internal growth initiatives and selective acquisitions of established dental practices. If we cannot implement or effectively execute these initiatives and acquisitions, our business, financial condition, results of operations, cash flows and prospects will be adversely affected. Even if we effectively implement our growth strategy, we may not achieve the economies of scale that we have experienced in the past or that we anticipate having in the future. Our internal growth rate may decline and could become negative. Any reductions in the rate of our internal growth may cause our revenues and margins to decrease. Our historical growth rates and margins are not necessarily indicative of future results.

Our growth strategy depends on our ability to increase the number of dental locations in which our affiliated dentists practice. Expansion involves many challenges, including selecting or acquiring the appropriate site, attracting patients to the new locations, and attracting, training and retaining dental professionals to the new practices.

Our growth strategy, and a significant percentage of our projected future growth, depends on our ability to increase our revenue by increasing the number of dentists practicing in our affiliated dental groups practice. Acquiring new practices and opening de novo practices involves many challenges, including selecting or acquiring the appropriate site, attracting patients to the new locations, and attracting, training and retaining dental professionals to the new practices. In addition, we could experience delays or encounter unexpected problems in acquiring or opening de novo practices. Any one of these events could result in us not realizing the growth we anticipate, which could result in a decline in our profitability.

In addition, expanding existing practices and opening of de novo practices requires substantial time and resources from us. We have used, and expect to continue to use, a significant portion of our capital resources to expand. We expect future expansion will be funded from internally generated cash flows, amounts available under our revolving and term loan facilities and the proceeds of future equity or debt offerings or refinancings. Our ability to expand existing practices may be impaired if we are unable to obtain funding from these capital sources when needed and on terms acceptable to us. Our expansion strategy also requires substantial management time which may result in disruption to our existing business operations. Our inability to successfully address these challenges may adversely affect the profitability of our business operations as we pursue our growth strategy.

Our affiliated dental practices compete for patients in a highly competitive environment that may make it more difficult to increase patient volumes and revenues.

The business of providing dental services is highly competitive in each of the markets in which our affiliated dental practices operate. The primary basis of such competition are quality of care and reputation, marketing and advertising strategy and implementation, convenience, traffic flow and visibility of practice locations, relationships with third-party payors, price of services and hours of operation. Our affiliated dental practices compete with all other dentists in their local market. Many of those dentists have established practices and reputations in their markets. In addition, a number of other dental support organizations are currently operating in our markets and in other parts of the country that may enter our existing markets in the future. Some of these competitors and potential competitors may have financial resources, affiliation models, reputations or management expertise that provide them competitive advantages against us, which may make it difficult to compete against them.

We depend on our ability to attract and retain dental and other health care professionals.

We depend on our ability to attract and retain qualified and skilled dentists and other personnel, including dental hygienists, dental assistants, and administrative staff. To that end, we routinely expend resources to promote our employer brand on university campuses, at industry events, on social media, and through other traditional job platforms. However, the market for talent is becoming increasingly competitive. Our affiliated dental practices’ ability to identify, hire, develop, motivate and retain qualified personnel will directly affect our ability to maintain and grow our business, and such efforts will require significant time, expense and attention. Turnover of dentists and other personnel could negatively impact patients and result in a loss of business or less frequent visits to the affiliated dental practices in our affiliate network. If our affiliated dental practices are unable to attract and retain dentists and other personnel at the same rate and on the same terms as we have historically, our reputation, business, financial condition and growth strategy may be materially adversely affected.

We are reliant upon affiliated dentists and other personnel to practice within the scope of their profession and in accordance with professional standards and could be harmed by misconduct by our affiliated dentists and other personnel.

While our affiliated dentists have significant continuing education obligations and while we and our affiliated dental practices also provide additional training on a variety of services to our affiliated dentists and personnel as appropriate, we cannot be assured that this training is sufficient to address all potential issues that our affiliated dentists or other personnel may encounter while providing services to patients. In addition, our affiliated dentists and other personnel contractually agree to only provide services within the scope of their applicable profession and in accordance with professional standards and that they only hold themselves out as having the qualifications and designations applicable to them; however, it may be the case that an affiliated dentist or member of personnel breaches these obligations and we cannot be assured that all affiliated dentists or personnel will comply with the restrictions and limitations applicable to their scope of practice or our policies and procedures. In addition, while our affiliated dentists are trained members of their applicable governing body of dentists, these individuals must use their independent discretion to practice dentistry, and we do not have the ability to control actions or omissions of the affiliated dentists and any failure by an individual to practice his or her profession in accordance with applicable laws and the policies, guidance and requirements of the dental regulatory bodies could cause harm to patients and expose us to reputational damage or litigation and have a material adverse effect on our reputation, business, financial condition, results of operations, cash flows and prospects.

Our success is dependent on the dentists who operate the affiliated dental practices with whom we enter into administrative resources agreements, and we may have difficulty locating qualified dentists to replace affiliated dental practice owners.

Affiliated dental practices are operated as separate legal entities organized under state laws as affiliated dental practices or professional limited liability companies. Each entity operates an affiliated dental practice that employs or contracts with dentists and specialists in one or more locations. Each of the affiliated dental practices is wholly owned by one or more licensed dentists, the entity owner, and we do not own any capital stock of any entity. We enter into service agreements with an entity to provide on an exclusive basis all non-clinical services of the dental practice. The entity owner is critical to the success of affiliated dental practices because he or she has control of all clinical aspects of the practice of dentistry and the provision of dental services.

Under our arrangements with the owners of affiliated practice entities, the entity owners are prohibited from selling, transferring, pledging or assigning the stock of the entity to a third party without our consent. In addition, we can require the entity owner to sell his or her interest in the entity to any person designated by us that is permitted to hold an ownership interest in the entity. However, upon the departure of an entity owner, we may not be able to locate one or more suitably qualified licensed dentists to hold the ownership interest in the entity and maintain the success of the departing entity owner. Also, a court may decide not to enforce these transfer restrictions in a given situation. Dr. Christopher Steele and Dr. Alan Law, who are both members of our Board of Directors, and have been associated with the Park Dental organization since 1991 and 1996, respectively, are owners and control affiliated dental practices that provide dental services at the dental locations that comprise 100% of our total revenue. Adequate succession planning for the departure of entity owners is important to maintain our successful operations.

Rising inflation and interest rates may result in an increased cost of dental services which could have a material adverse effect on our results of operations as many of our patients pay for dental services on an out of pocket basis.

An inflationary environment and rising interest rates can increase our operating costs including the cost of labor and other operating costs, which could result in increased cost of our dental services. Since many of our dental care patients pay for a significant portion of their dental expenses on an out-of-pocket basis, many patients tend to be price-sensitive, and our business and industry can be impacted by economic conditions. Adverse changes in economic conditions could, in turn, have a material adverse effect on our business and operating results.

A loss of the services of our key management team members could have a material adverse effect on our business.

Our continued success depends upon the retention of our senior officers, in particular Peter G. Swenson and Christopher J. Bernander, who have been instrumental in our success and upon our ability to attract and retain other highly qualified individuals. The loss of some of our senior officers, or an inability to attract or retain other key individuals, could materially adversely affect us. Continued growth and success in our business depends, to a large degree, on our ability to retain and attract such officers and employees.

Risks Related to Information Technology, Cybersecurity and Intellectual Property

Our business model depends on proprietary and third-party management information systems that we use to track financial and operating performance of affiliated dental practices, and any failure to successfully design and maintain these systems or implement new systems could materially harm our operations.

We depend on integrated management information systems, some of which are provided by third parties, and standardized procedures for operational and financial information, as well as for patient records, patient financing and our billing operations. We may experience unanticipated delays, complications, data breaches or expenses in implementing, integrating, and operating our systems. Our technology and information systems regularly require modifications, improvements or replacements that may require both substantial expenditures as well as interruptions in operations. Our ability to implement these systems is subject to the availability of skilled information technology specialists to assist us in creating, implementing and supporting these systems. Our failure to successfully design, implement and maintain all of our systems could have a material adverse effect on our business, financial condition and results of operations.

Further, we rely on our systems to bill for services provided by affiliated dentists and specialists in accordance with the terms of third-party payor agreements. Our systems must be designed to accurately bill for services consistent with the requirements of third-party payors. Our failure to successfully operate our billing system could lead to potential violations of third-party payor agreements and healthcare laws and regulations.

We are increasingly dependent on technology in our operations and, if our technology fails, our business could be adversely affected.

Our business is dependent on information systems for operational processes and financial information. Our information systems could be vulnerable to damage or interruption from computer viruses, cyber-attacks, ransomware attacks, human error, natural disasters, telecommunications failures, intentional acts of vandalism and similar events. A significant or prolonged interruption to our information systems could have a material adverse effect on our business, financial condition and results of operations.

In addition, we use technology platforms to attract new patients into our network, communicate with all new and existing patients, enhance the frequency of visits, improve retention, and provide patients with a place for all of their comprehensive oral care needs. While some of these technologies are relatively new, and while we are encouraged by their impact on our business to date, there can be no assurance that we will realize, in full or in part, the anticipated benefits of these platforms.

We rely on third-party licensed software, which may not always be available to us or properly supported and maintained and could adversely affect our business.

We and our affiliated dental practices utilize third-party licensed software. We and our affiliated dental practices anticipate that they will continue to rely on third-party licensed software in the future. Although we and our affiliated dental practices believe that there are commercially reasonable alternatives to the third-party software they currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our and our affiliated dental practices’ time and resources and adversely affect our and our affiliated dental practices business prospects and ability to compete.

Additionally, any undetected errors or defects in third-party licensed software could prevent the deployment or impair the functionality of our and our affiliated dental practices’ software, delay new updates or enhancements to our and our affiliated dental practices’ platform, result in a failure of our affiliated dental practices’ platform, present security risks, subject us to liability and injure our reputation.

A cybersecurity incident, including a privacy breach, could negatively impact our business and our affiliated dental practices’ relationships with patients, personnel and suppliers and may lead to us incurring significant liabilities, including through litigation or regulatory action.

We and our affiliated dental practices routinely collect, use, disclose, access and store confidential health, financial and other personal information of patients in connection with the operation of our and our affiliated dental practices’ business. We also collect, use, disclose, and maintain personal information of affiliated dentists, other personnel, and contractors. We and our affiliated dental practices have installed privacy protection systems on our network in an attempt to prevent unauthorized access to information in our database. However, we have experienced a security breach in the past and our technology may fail to adequately secure the personal information that we and our affiliated dental practices maintain in their databases.

Additionally, we use third-party service providers to help deliver services to patients. These service providers may have access to or store personal information (including sensitive information such as personal health information and credit card information) and/or other confidential information on our behalf. As a result, such third parties may obtain unauthorized access to the personal information of our patients. This information could be exposed through human error, malfeasance or otherwise.

The unauthorized release, unauthorized access or compromise of personal information in our or our affiliated dental practice’s custody or control could have a material adverse effect on our financial condition, results of operations, cash flows and prospects and could negatively affect our reputation and business.

We and our affiliated dental practices are also subject to federal and state laws regarding cybersecurity, privacy and the protection of data, including state health privacy legislation. We and our affiliated dental practices are subject to laws that require us to notify governmental authorities, regulatory authorities, individuals and/or other organizations of certain data security breaches, such as those involving certain types of personal information. Additionally, we and our affiliated dental practices are required to use reasonable measures to safeguard personal information.

The regulatory framework in the United States in respect of cybersecurity and the protection of data and privacy is constantly evolving and is likely to remain uncertain for the foreseeable future. Certain aspects of the interpretation and application of such laws and regulations are also ambiguous. A failure by us or an affiliated dental practice to comply with federal and state laws regarding privacy and protection of data, as applicable, could lead to significant fines and penalties imposed by regulators, legal claims by our patients and other persons, and highly adverse publicity. These proceedings or violations could force us or an affiliated dental practice to spend money in defense or settlement of such proceedings, result in the imposition of monetary liability, divert management’s time and attention, increase our or an affiliated dental practice’s cost of doing business, and adversely affect our or an affiliated dental practice’s reputation and the demand for our affiliated dental practices’ products and services. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims, or that our insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on our business, financial condition, results of operations, cash flows and prospects.

On January 23, 2024, we became aware of unauthorized activity for a limited number of employee email accounts. Upon discovering this event, we promptly took steps to investigate the incident, assess the security of our systems, and notify potentially affected individuals. As part of our ongoing commitment to the privacy of personal information in our care, while we have safeguards in place to protect data in our care and have made enhancements, we continue to review and identify further enhancements of these protections as part of our ongoing commitment to data security. The litigation related to these events is inherently unpredictable, but we believe we have substantial defenses to the claims and we intend to vigorously defend ourselves against all claims.

Our operations depend on information technology systems that are vulnerable to cybersecurity threats, and any security breach could result in significant legal, financial, and reputational harm.

We rely extensively on information technology systems to manage patient health information, process billing and collections, coordinate scheduling, and operate our affiliated dental practices. These systems contain sensitive data, including protected health information subject to the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and state health privacy laws, as well as personal financial information and employee data. Our network spans 86 practice locations and includes connections to third-party vendors, payors, and service providers, increasing the potential attack surface for cyber threats.

The healthcare industry has experienced a significant increase in cyberattacks, ransomware incidents, and data breaches in recent years. Threat actors have become increasingly sophisticated in their methods, and even organizations with substantial cybersecurity investments have experienced material breaches. The Change Healthcare breach in February 2024, which affected approximately 190 million individuals and resulted in costs exceeding $2 billion, illustrates the scale and severity of risks facing healthcare organizations. The Department of Health and Human Services

Office for Civil Rights (OCR) continues to actively investigate and impose penalties for HIPAA violations, with enforcement actions resulting in settlements totaling approximately $12.8 million in 2024 alone.

A successful cyberattack or data breach affecting our systems or those of our third-party service providers could result in unauthorized access to, or theft, destruction, or alteration of patient health information and other confidential data. Such an incident could trigger mandatory breach notification obligations under HIPAA and state laws, expose us to government investigations and enforcement actions, result in regulatory penalties and fines, give rise to class action litigation and individual claims for damages, require significant expenditures for remediation and enhanced security measures, damage our reputation and relationships with patients and payors, and disrupt our ability to operate our affiliated dental practices. We maintain cybersecurity insurance, but such coverage may not be adequate to cover all costs arising from a significant breach. Any of these consequences could have a material adverse effect on our business, financial condition, and results of operations.

The increasing use of artificial intelligence and emerging technologies in dental care creates both competitive pressures and regulatory uncertainties that could affect our business.

Artificial intelligence and related technologies are being increasingly adopted across the dental industry for applications including diagnostic imaging analysis, treatment planning assistance, patient communication, and administrative automation. The U.S. Food and Drug Administration (FDA) has cleared a growing number of AI-enabled dental devices, and competitors are incorporating these technologies into their service offerings. Failure to effectively evaluate, adopt, and integrate appropriate AI and other emerging technologies could place us at a competitive disadvantage and impair our ability to attract patients and dental professionals.

At the same time, the use of AI in healthcare settings raises significant regulatory, liability, and operational questions that remain unresolved. The regulatory framework for AI-enabled medical devices continues to evolve, and there is uncertainty regarding applicable standards for clinical validation, ongoing performance monitoring, and liability allocation when AI tools contribute to treatment decisions. Dental professionals retain ultimate responsibility for clinical decisions, but the interaction between AI-assisted recommendations and professional judgment creates potential areas of liability exposure. Additionally, the use of AI tools may raise patient privacy concerns and require clear disclosures and consent processes.

If we adopt AI technologies that prove unreliable, produce errors, or raise safety concerns, we could face professional liability claims, regulatory scrutiny, reputational damage, and operational disruptions. Conversely, if we do not adopt AI technologies that become standard in the industry, we may lose competitive position. The pace of technological change makes it difficult to predict which investments will prove beneficial, and we may make technology investments that do not produce expected returns. Any of these factors could adversely affect our business, financial condition, and results of operations.

We may not be able to adequately protect our and our affiliated dental practices intellectual property, which could harm the value of our brand and adversely affect our business.

Our ability to implement our business plan successfully depends in part on our and our affiliated dental practices’ ability to further build brand recognition using our trademarks, service marks and other proprietary intellectual property, including our name and logos. While it is our policy to protect and defend vigorously our rights to our intellectual property, we cannot predict whether steps taken by us to protect our intellectual property rights will be adequate to prevent infringement or misappropriation of these rights. Any litigation to enforce our rights could be costly, divert attention of management, and may not be successful. Although we believe that we have sufficient rights to all of our and our affiliated dental practices’ trademarks, service marks and other intellectual property rights, we may face claims of infringement that could interfere with our ability to market and promote our brand. Any such litigation may be costly and divert resources from our business. Moreover, if we are unable to successfully defend against such claims, we may be prevented from using our and our affiliated dental practices’ trademarks, service marks or other intellectual property rights in the future and may be liable for damages, which in turn could adversely affect our business, financial condition or results of operations.

We or one of our affiliated dental practices could be found to have infringed on the intellectual property rights of others and may be subject to infringement claims.

Although we and our affiliated dental practices believe that the third-party software utilized is licensed from the entity holding the intellectual property rights and that their products and services do not infringe on the rights of third parties, third parties may assert infringement claims against us or our affiliated dental practices in the future. As we and our affiliated dental practices continue to employ proprietary and third-party technology platforms and use new technology, the exposure to threats of infringement may increase.

Regardless of whether any potential infringement claims against us or our affiliated dental practices have any merit, such claims could:

●	adversely affect our and our affiliated dental practices relationships with patients;
●	be time-consuming and expensive to evaluate and defend, including in litigation or other proceedings;
●	result in negative publicity for us or our affiliated dental practices;
●	divert management’s attention and resources;
●	subject us to significant liabilities; and
●	require us or our affiliated dental practices to cease certain activities or to cease use of our technology platforms.

Any of the foregoing infringement claims and related litigation could have a material adverse effect on our business, operating results, ability to compete, and prospects.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

We or our affiliated dental practices are the registered owner, or have filed for registration, of various marks in the United States that we currently use and consider to be material to the successful operation of our affiliated businesses, including PARK DENTAL PARTNERS™, PARK DENTAL®, WITH YOU EVERY SMILE OF THE WAY™, our Park Dental logo “P” design, and our Parker mascot. In addition to our registered marks, our principal intellectual property rights include rights to our domain names, databases and information management systems. The steps we take to protect our proprietary rights may be inadequate. We may not be able to secure the right to use the filed for marks. Our competitors or others may adopt trademarks or service marks similar to our marks or try to prevent us from using our marks because laws protecting trademarks and similar proprietary rights are unclear. Therefore, we may be unable to prevent third parties from acquiring trademarks or service marks that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. If we are unable to protect or preserve the value of our trademarks, or other proprietary rights for any reason, our brand and reputation could be impaired or diluted and we may see a decline in revenues.

Events or rumors relating to our brand names could significantly impact our business.

Recognition of our brand names, including Park Dental, The Dental Specialists, The Facial Pain Center, Apollo Dental, Greenview Family Dentistry, Weddell Dental, Ironwood Dental, Precision Oral & Facial Surgery, and Central Minnesota Endodontics and the association of those brands with quality, comprehensive dental care are an integral part of our business. The occurrence of any events or rumors that cause patients to no longer associate the brands with quality, comprehensive dental care may materially adversely affect the value of the brand names and demand for dental services at our affiliated dental practices.

Risks Related to Government Regulation, Reimbursement/Third Party Payors and Litigation

We and our affiliated dental practices are subject to complex laws, rules and regulations, compliance with which may be costly and burdensome.

The affiliated dental practices and we are subject to extensive federal, state and local laws, rules and regulations, including:

●	state regulations on the practice of dentistry;
●	the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and other federal and state laws governing the collection, dissemination, use, security and confidentiality of patient-identifiable health and financial information;
●	federal and state regulations, such as Medicare and Medicaid, and anti-kickback provisions and restrictions on referrals;
●	the federal Fair Debt Collection Practices Act and similar state laws that restrict the methods that we and third-party collection companies may use to contact and seek payment from patients regarding past due accounts;
●	the Occupational Safety and Health Administration Bloodborne Pathogens Standard, which requires affiliated dental groups to institute training programs and procedures designed to eliminate or minimize occupational exposure to Hepatitis B Virus (HBV), Human Immunodeficiency Virus (HIV) and other bloodborne pathogens;
●	the U.S. Environmental Protection Agency’s Dental Office Category effluent limitations guidelines and standards governing management of dental amalgam wastewater, including installation, operation, and maintenance of compliant amalgam separators, implementation of best management practices and recordkeeping and retention of documentation, as well as submission of required reports; and
●	state and federal labor laws including wage and hour laws.

Many of the above laws, rules and regulations applicable to us and our affiliated dental practices are ambiguous, have not been definitively interpreted by courts or regulatory authorities and vary from jurisdiction to jurisdiction. Accordingly, we may not be able to predict how these laws and regulations will be interpreted or applied by courts and regulatory authorities, and some of our activities could be challenged. In addition, we must consistently monitor changes in the laws and regulatory schemes that govern our operations. For example, numerous legislative proposals to reform the U.S. health care system have been introduced in Congress and in various state legislatures recently and over the past several years. We cannot predict whether any of these proposals will be adopted and, if adopted, what impact this legislation would have on our business. Although we have tried to structure our business and contractual relationships in compliance with these laws, rules and regulations in all material respects, if any aspect of our operations was found to violate applicable laws, rules or regulations, we could be subject to significant fines or other penalties, required to cease operations in a particular jurisdiction, prevented from commencing operations in a particular state or otherwise be required to revise the structure of our business or legal arrangements. Our efforts to comply with these laws, rules and regulations may impose significant costs and burdens, and failure to comply with these laws, rules and regulations may result in fines or other charges being imposed on us.

We, along with our affiliated dental practices and their dentists, may be subject to malpractice and other similar claims and may be unable to obtain or maintain adequate insurance against these claims.

The provision of dental services by dentists entails an inherent risk of potential malpractice and other similar claims. Although we do not have responsibility for compliance by affiliated dental practices and their dentists with regulatory and other requirements directly applicable to dentists and dental groups, claims, suits or complaints relating to services provided at the offices of our affiliated dental groups may be asserted against us. The assertion or outcome of these claims could result in higher administrative and legal expenses, including settlement costs or litigation damages. Our current standard insurance policy provides coverage limits of $2.0 million per occurrence and $3.0 million annual aggregate. For dental specialists and general dentists providing sedation services, the policy includes higher coverage limits of $5.0 million per occurrence and $7.0 million annual aggregate. Under this professional liability insurance policy, we arrange and are reimbursed for the cost of the professional liability insurance for our affiliated dental practices and most of their employed or contracted dentists. Our inability to obtain adequate insurance or an increase in the future cost of insurance to us and the dentists and specialists who provide dental services or an increase in the amount we must self-insure may have a material adverse effect on our business and financial results.

Our revenue and that of our affiliated dental practices may be adversely affected by the actions of insurance providers and federal and state agencies, including downward reimbursement pressure from these entities.

Approximately 92% of our total revenues for each of the years ended December 31, 2025 and 2024, were derived from patients with indemnity and preferred provider plans and government sponsored and funded plans and programs and subject to federal oversight by CMS. The health care services industry, including the dental services market, is experiencing a trend toward cost containment, as third-party payors seek to impose lower reimbursement rates and sometimes decide not to renew their agreements with dental providers. We believe that this trend will continue and will increasingly affect the compensation for dental services. Insurance providers are continually negotiating the fees reimbursed for dental care, with a goal of containing reimbursement and utilization rates. This may result in a reduction in per-patient and per-procedure revenue from historic levels.

States in which we operate and the federal government may also change the benefits they provide to dental patients. Approximately 22% and 16% of total revenues for the years ended December 31, 2025 and 2024, respectively, were derived from patients with government-sponsored plans including Medicare and Medicaid. Changes in Medicaid programs affecting provider eligibility, reimbursement rates or specific dental procedures eligible for reimbursement, or an affiliated dental practices’ failure to maintain its authorization as a provider under these programs, or to comply with applicable state and federal law or its contracts with the insurance providers who administer claims and make payments under these programs, could have a significant adverse impact on revenues generated by affiliated dental practices which may adversely impact our revenues.

We are self-insured for certain employee group medical costs and an increase in our medical claims and related expenses may have a material negative impact on us.

We are self-insured up to certain limits for a portion of the employee group medical benefits we provide. We maintain contractual arrangements intended to mitigate a portion of this exposure, including stop-loss coverage for claims above specified limits. Our reserves are established using historical trends and, where appropriate, using a third-party actuary to estimate costs to settle reported claims and claims incurred but not yet reported. Estimated costs are subject to a variety of assumptions and other factors including the severity, duration and frequency of claims, healthcare trends and projected inflation of related factors. Material increases in medical claims, changes to healthcare costs, a concentration of high-cost claims, delays or disputes in reimbursement under stop-loss coverage, and other factors could result in an unfavorable difference between actual medical benefit costs and our reserve estimates. As a result, our self-insurance costs could increase which may adversely affect our business, results of operations, financial condition and cash flows.

Our affiliated dental practices rely on arrangements with, and payments from, third-party payors. The inability to collect from such payors and patients in the amount anticipated (and in a timely manner) could impact the ability of our affiliated dental practices to pay our management fees and in turn could adversely impact our profitability.

Our affiliated dental practices derive significant revenue from third party payors. One third-party payor constituted 30% and 32% of our revenues for the years ended December 31, 2025 and 2024, respectively. There is no assurance that our affiliated dental practices will be able to maintain the arrangements we currently have with third party payors in the amounts or percentages currently in place or as projected. In addition, delays in payment or audits leading to refunds to payors or termination of such relationships may impact the ability of an affiliated dental practice to pay our management fees. Furthermore, many patients, including those covered by insurance, pay for all or a significant portion of the dental services they receive out-of-pocket. Our affiliated dental practices will bear the financial risk relating to uncollectible, reduced or delayed payments and adverse results could result if our affiliated dental practices are unable to pay our management fees timely and in full. During periods of economic downturn, our affiliated dental practices may experience an increase in the time it takes to collect payments.

In addition, reimbursements from governmental healthcare programs may be delayed if affiliated dentists and specialists have not been properly enrolled in governmental healthcare programs, such as Medicare and Medicaid. Each time a new dentist or specialist joins an affiliated dental practice, the affiliated dental practice must enroll the dentist under its applicable group number for Medicare or Medicaid programs and for certain insurance programs before the affiliated dental practice can receive reimbursement for services the dentist renders to patients covered by those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these approvals to affiliated dentists in a timely manner. These practices result in delayed reimbursement that may adversely affect the affiliated dental practice and our cash flow and total revenues.

Our revenue may be negatively impacted by the failure of affiliated dental practices to appropriately document services they provide.

We rely upon affiliated dental practices to appropriately and accurately complete necessary dental record documentation and assign appropriate reimbursement codes for their services. Reimbursement is conditioned on affiliated dental practices providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the necessity for the services. If affiliated dental practices provide incorrect or incomplete documentation or select inaccurate reimbursement codes, this could result in nonpayment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third party payors and result in recoupments or refund demands, affecting revenue already received.

Our business may be interrupted or negatively affected by litigation or regulatory action.

We or an affiliated dentist or dental group may become involved in various legal proceedings, including commercial disputes, intellectual property issues, employment claims, personal injury claims and other litigation and claims, as well as governmental and other regulatory investigations and proceedings. Such matters can be time-consuming, divert management or our affiliated dentists’ attention and resources and cause us or a dental practice in our network to incur significant expenses. In addition, our insurance or indemnities or those of the practices in our network may not cover all claims that may be asserted against us or an affiliated dental practice, and any claims asserted against us or such dental practices, regardless of merit or eventual outcome, may harm our or such practices’ reputation. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, financial condition, results of operations, cash flows or prospects.

Changes to U.S. trade policy, tariff and import/export regulations could affect our operating results.

Tariffs, and the possibility of additional tariffs in the future, have created uncertainty in most all businesses. Changes to existing or future tariffs or other trade restrictions may negatively affect our price of dental supplies which could reduce our gross profits, or could increase the cost to maintain an appropriate level of investment in capital expenditures. Such outcomes could adversely affect the amount or timing, of our revenues or expenses, results of operations or cash flows, and continuing uncertainty could cause price fluctuations or supply shortages or cause our patients to advance or delay their dental needs. It is difficult to predict what further trade-related actions governments may take, which may include additional or increased tariffs and trade restrictions, and we may be unable to quickly and effectively react to such actions.

Risks Related to Our Financial Condition and Indebtedness

Our operating results are subject to seasonal variability.

We have historically experienced and expect to continue to experience quarterly fluctuations in revenue and net income. Absent the impact and timing of acquisitions, our total revenues have historically been lower in the third quarter of the year due to fluctuations in patient volumes, which are primarily impacted by the timing of holidays and the school year calendar. As a result of the fluctuations caused by these factors and due to the timing of any acquisition, our results of operations for any quarter are not necessarily indicative of results of operations for any future period or full year.

Covenants in our debt agreements may adversely affect our operations.

Our credit facilities contain customary financial and negative covenants that, among other things, limit our ability to incur and pay certain indebtedness; to create, incur, or assume certain liens and negative pledges; to sell, lease, convey, transfer or otherwise dispose of certain assets; to merge or consolidate with or into another; to liquidate or dissolve any of our subsidiaries; to make certain loans and investments; to make certain dividends and redemptions; to substantially change the nature of our business; and to enter into or amend certain agreements. We are also required to comply with limitations on our capital expenditures and comply with certain financial ratios, including a leverage ratio and fixed charge coverage ratio. Our ability to comply with these covenants or meet those financial ratios can be affected by events beyond our control, and we cannot assure you that we will meet them.

Upon the occurrence of an event of default under our credit facilities, lenders could elect to declare all amounts outstanding under our credit facilities to be immediately due and payable and terminate all commitments to extend further credit. Further, the lenders under our credit facilities could proceed against the collateral granted to them to secure that indebtedness, which represents substantially all of our assets. If any of the lenders under our credit facilities accelerate the repayment of borrowings, we may not have sufficient cash flow or assets to repay our credit facilities and other indebtedness or have the ability to borrow sufficient funds to refinance such indebtedness. Even if we are able to obtain new financing, it may not be on commercially reasonable terms or terms that are acceptable to us.

Certain of our current financing arrangements include significant prepayment obligations and our current financing arrangements require compliance with financial and other covenants. A failure to comply with such covenants could adversely affect our ability to operate.

The terms of our various credit agreements and other financing documents require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage and leverage ratios and adequate insurance coverage. In addition, our $2.2 million promissory notes payable include prepayment approval by both parties which likely will prevent prepayment and result in us having to pay interest on such obligations at rates exceeding 28% per annum until maturity in October 2037. These covenants and provisions may limit our flexibility in conducting our operations and breaches of loan covenants could result in defaults under the instruments governing the applicable indebtedness, even if we have satisfied and continue to satisfy our payment obligations. Regulatory and market changes may also result in higher borrowing costs and reduced access to credit.

We may have substantial future capital requirements, and our ability to obtain additional funding is uncertain.

Our capital needs depend on many factors, including the rate of acquiring and expanding dental practices, technological advances that require new clinical equipment or technology, such as digital imaging, and the replacement and enhancement of management information systems and related technology needs and requirements.

Because our growth strategy depends on expansion, we will need additional capital resources to expand our business. While the cost of any acquisition or additional practices will vary based on size and region, we estimate that the average acquisition of new practices will cost approximately $1 – 2 million as we anticipate future acquisitions to be larger than our average historical acquisitions. Additional factors can unexpectedly increase the costs of acquiring and expanding practices. Also, we generally incur significant advertising and marketing expenditures to attract patients during the first year of new or expanded operations. The expenses involved in acquiring, developing and establishing new practices and in supporting them could consume a significant portion of our cash flow.

We may not have adequate resources to finance the growth in our business and we may not be able to obtain additional capital through subsequent equity or debt financings on terms acceptable to us or at all. If we do not have adequate resources and cannot obtain additional capital, we will not be able to implement our expansion strategy successfully, our growth could be limited and our results of operations could decline.

We may not realize the expected value of our goodwill and intangible assets.

As of December 31, 2025 and December 31, 2024, approximately 15.9% and 18.6% of our total assets, respectively, were represented by goodwill and intangible assets, net of amortization. Trademarks subject to amortization are capitalized and amortized over 15 years on a straight-line basis. Patient lists acquired as part of dental practice acquisitions are capitalized and amortized over 15 years on a straight-line basis.

Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is not amortized but is assessed for impairment annually. When testing goodwill for impairment, we may first assess qualitative factors to determine if it is more likely than not the carrying value of an asset exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting the fair value. If our qualitative assessment indicates a goodwill impairment is more likely than not, we perform additional quantitative analyses. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. We completed our annual impairment test for goodwill as of October 1, 2025 and 2024, and determined the fair value of goodwill was substantially in excess of the carrying value, thus no impairment adjustment was deemed necessary for 2025 or 2024.

If impairment were determined to be appropriate in any of our asset categories, we would make the appropriate adjustment to the asset to reduce the asset’s carrying value to fair value. In the event of any sale or liquidation of us or a portion of our assets, the value of our intangible assets may not be realized. Any future determination requiring the write-off of goodwill or recognizing an impairment charge could have an adverse effect on our financial condition and results of operations.

We cannot guarantee future financial performance based on our historical performance.

We rely on our management to successfully manage our operations and any expansion and development opportunities. However, future results of operations are also dependent on various other factors outside of our control. There is no guarantee that our historical performance is indicative of our future financial performance.

Risks Related to our Common Stock

We expect that the price of our Common Stock will fluctuate significantly.

Volatility in the market price of our Common Stock may prevent you from being able to sell your Common Stock at or above the price you paid for your Common Stock. The market price for our Common Stock could fluctuate significantly for various reasons, including:

●	our operating and financial performance and prospects, including seasonal fluctuations in our financial performance;
●	conditions that impact demand for the services of our affiliated dentists;
●	the public’s reaction to our press releases, other public announcements and filings with the Securities and Exchange Commission;
●	changes in earnings estimates or recommendations by securities analysts who track our Common Stock;
●	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
●	strategic actions by us or our competitors, such as acquisitions or restructurings;
●	changes in federal and state government regulation;
●	changes in accounting standards, policies, guidance, interpretations or principles;
●	arrival or departure of key personnel;
●	sales of Common Stock by us, affiliated dentist shareholders or members of our management team or affiliates; and
●	changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our Common Stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.

Future sales of our Common Stock, or the perception that such sales may occur, could depress our Common Stock price.

Upon completion of our initial public offering on December 4, 2025, our affiliated dentist shareholders, directors and executive officers hold a substantial number of shares of our Common Stock that they will be able to sell in the public market in the near future. Sales, or the perception that such sales may occur, in particular by our affiliated dentist shareholders, directors and executive officers of a substantial number of shares could significantly reduce the market price of our Common Stock.

We, our directors and executive officers, and all of our shareholders have agreed with the offering underwriters that, without the prior written consent of Northland Securities, Inc. (“Northland Securities”), we and they will not, subject to certain exceptions, during the period ending 180 days after the date of the initial public offering completed on December 4, 2025, pledge, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, lend, or otherwise transfer or dispose of directly or indirectly, or enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of shares of Common Stock or any securities convertible into or exercisable or exchangeable for Common Stock. In addition, during January 2026, 11 affiliated dentist shareholders representing 176,852 shares vesting upon initial public offering, agreed to extend the existing lock-up period for a further 185 days in return for a short term loan to meet a portion of the associated tax obligations upon vesting. The representative of the underwriters, in its sole discretion and at any time without notice, may release all or any portion of the shares of our Common Stock subject to the lock-up agreements related to our initial public offering.

All of our shares of Common Stock will be freely tradable after the expiration of the lock-up agreements, excluding any shares acquired by persons who may be deemed to be our affiliates. Approximately 698,056 shares of our Common Stock held by our affiliates will continue to be subject to the volume and other restrictions of Rule 144 under the Securities Act. The representative of the underwriters, in its sole discretion and at any time without notice, may release all or any portion of the shares of our Common Stock subject to the lock-up agreements.

In addition, on December 5, 2025, we filed a registration statement registering 929,640 shares of Common Stock under the Securities Act reserved for issuance in respect of incentive awards and restricted stock awards to our officers and certain of our employees and shares issuable under our Employee Stock Purchase Plan. If any of these holders cause a large number of securities to be sold in the public market, the sales could reduce the trading price of our Common Stock. These sales also could impede our ability to raise future capital.

Our issuance of additional shares of Common Stock in connection with financings, acquisitions, investments, equity incentive plans, or otherwise will dilute all shareholders.

We expect to issue additional shares of Common Stock and other equity-linked securities in the future, which will dilute existing shareholders and could cause the market price of our Common Stock to decline. In connection with our initial public offering, we issued a warrant to the representative of the underwriters to purchase shares of our Common Stock, and shares issuable upon exercise of that warrant will dilute existing shareholders if and when issued. In addition, we have registered shares for issuance under our equity compensation plans, and we expect to continue to grant equity awards to employees, directors and consultants. The issuance of shares upon the settlement, vesting or exercise of equity awards (including any net share settlements) will dilute existing shareholders and could adversely affect the market price of our Common Stock.

We may also raise capital through additional equity financings in the future. Any additional capital raised through the sale of equity securities will dilute existing shareholders’ percentage ownership, and we may issue securities with rights, preferences and privileges senior to those of holders of our Common Stock. Capital raised through debt financings would require us to make periodic principal and interest payments and may impose restrictive covenants that could limit our operational flexibility. Furthermore, additional financings may not be available when needed, on terms favorable to us, or at all. If we are unable to obtain additional funding could prevent us from making expenditures that, we may be required to delay, reduce or eliminate expenditures and initiatives that we believe are important to implementing our growth strategy and growing or maintaining our operations.

Our Directors serve staggered, three years terms and the holders of our Common Stock do not control the election of all Board of Director positions. Our affiliated dentists control the right to appoint three directors to the Board of Directors.

Our Board of Directors is structured into three classes, each with a three-year term. Common Stock shareholders have the right to vote for a majority, but not all of the members of the Board of Directors. Dentists of our affiliated dental practices meeting certain criteria principles focused on years of practice with the group elect a five (5) person Board of Governors of DDS Advisor LLC, a South Dakota limited liability company.

This Board then appoints one director in each class of our Board of Directors, giving DDS Advisor LLC the right to appoint three (3) directors to our Board of Directors. This structure may deter a future tender offer and may have the effect of assisting our management to retain its position and place it in a better position to resist changes that shareholders may desire.

General Risk Factors

We are subject to risks associated with engaging in acquisitions.

While individual acquisitions have historically not been material relative to the size of our overall operations, we expect to engage in future acquisitions to achieve our growth strategy. Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates at a price and on terms acceptable to us (including terms which foster motivation for continued success in the acquired dental practices) and on our ability to successfully integrate acquired operations into our group. If we identify suitable acquisition candidates, we may be unable to successfully negotiate their acquisition at a price or on terms and conditions acceptable to us. In addition, we are not always able to control the timing of our acquisitions. An inability to complete acquisitions within the time frames that we expect may cause our results of operations to be less favorable than expected. Even if we are able to make acquisitions on advantageous terms and are able to integrate them successfully into our group, some acquisitions may not fulfill our anticipated financial or strategic objectives in a given market due to factors that we cannot control, such as market conditions, market position, competition, patient base contraction, third-party legal challenges or governmental actions.

A component of our growth strategy involves achieving economies of scale and operating efficiencies by growing through acquisition. We may not achieve these goals unless we effectively integrate the operations of acquired dental practices within our existing group. Our future financial performance is impacted by our ability to efficiently and effectively integrate the operations of acquired dental practices into our existing network and achieve identified cost savings and other synergies. In addition, we may change our strategy with respect to a market or acquired dental practices and decide to sell such operations at a loss, or keep those operations and recognize an impairment of goodwill and/or intangible assets.

Failure to retain existing patients of the acquired dental practices, expand operational and financial systems and controls or to retain and integrate appropriate personnel could also adversely affect our results of operations. Further, if capital expenditure requirements are greater than anticipated, or if we are unable to manage our growth profitably, our business, financial condition, cash flows and prospects may be negatively impacted.

We may also have opportunities in the future to acquire other dental support services organizations. Such acquisitions may result in difficulties in assimilating acquired dental support services organizations and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate other dental support services organizations that we acquire, including their personnel, systems and general operating procedures. If we fail to successfully integrate such acquisitions, we could experience increased costs associated with operating inefficiencies, which could have an adverse effect on our profitability.

We may be subject to potential liabilities from past and future acquisitions.

Acquired dental practices may be subject to operational, tax and other liabilities and risks that were not identified at the time they were acquired. In pursuing acquisitions, we will conduct due diligence on the business or assets being acquired and seek detailed representations and warranties with respect to the business or assets being acquired and as a standard practice to seek to obtain indemnification from sellers of the acquired dental practices. Despite such efforts, there can be no assurance that the scope of such indemnification would adequately cover any liabilities as a result of acquisitions, or that we will not become subject to undisclosed liabilities as a result of acquisitions. Any failure to discover potential liabilities may be due to various factors, such as a failure to accurately assess all of the pre-existing liabilities of the operations acquired or sellers failing to comply with laws. If this occurs, we may be responsible for such liabilities or prior violations of laws, which could have a material adverse effect on our business, financial condition, results of operations and cash flows and in some instances, could negatively impact the public perception of our brand. Further, we are also subject to the risk of fraud on the part of sellers which could, among other things, result in an overstatement of key metrics of the acquired dental practices or in the failure to disclose instances of non-compliance with applicable laws, dental benefits policies or contracts related to the acquired dental practices which could expose us to governmental investigation, penalties or fines, the risk of termination or renegotiation of such contracts and have a negative impact on the public perception of our brand.

The obligations associated with being a public company will require significant resources and management attention, which may divert from our business operations.

We are subject to the reporting requirements of the Securities Exchange Act of 1934 (“the Exchange Act”), and the Sarbanes-Oxley Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting. As a result, we incurred significant legal, accounting and other expenses that we did not previously incur. We anticipate that we may need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures, implement an internal audit function, and hire additional accounting and internal audit staff. Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a stand-alone public company. However, the measures we take may not be sufficient to satisfy our obligations as a public company. In addition, we cannot predict or estimate the amount of additional costs we may incur in order to comply with these requirements. We anticipate that these costs will materially increase our general and administrative expenses.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting as of the end of the fiscal year that coincides with the filing of our second annual report on Form 10-K. This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. We will also be required to disclose changes made in our internal control and procedures on a quarterly basis. However, our independent registered public accounting firm will not be required to report on the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating.

We are an emerging growth company within the meaning of the Securities Act and may take advantage of certain reduced reporting requirements.

As a company with less than US $1.235 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. Therefore, we may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act, in the assessment of the emerging growth company’s internal control over financial reporting and permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies. As a result, if we elect not to comply with such reporting and other requirements, in particular the auditor attestation requirements, our investors may not have access to certain information they may deem important.

The date we would cease to be an emerging growth company would be the earliest of (i) the last day of the fiscal year in which we have more than $1.235 billion in annual revenue; (ii) the date we qualify as a “large accelerated filer;” and (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the last day of the fiscal year following the fifth anniversary of our first sale of common equity securities under an effective Securities Act registration statement.

Regulatory compliance may divert our attention from the day-to-day management of our business.

Regulatory oversight and reporting these obligations require substantial attention from our senior management and could divert their attention away from the day-to-day management of our business.

If equity research analysts do not publish research or reports about our business or if they issue unfavorable commentary or downgrade our Common Stock, the price of our Common Stock could decline.

The trading market for our Common Stock will rely in part on the research and reports that equity research analysts publish about us and our business. We do not control these analysts. The price of our stock could decline if one or more equity analysts downgrade our stock or if those analysts issue other unfavorable commentary or cease publishing reports about us or our business.

Our amended and restated bylaws, our restated certificate of incorporation, and Minnesota law each contain provisions that could discourage another company from acquiring us and may prevent attempts by our shareholders to replace or remove our current management.

Provisions of our amended and restated bylaws, our restated articles of incorporation and Minnesota law may discourage, delay or prevent a merger or acquisition that shareholders may consider favorable, including transactions in which you might otherwise receive a premium for your shares. In addition, these provisions may frustrate or prevent any attempts by our shareholders to replace or remove directors appointed by our affiliated dentists. These provisions include:

●	authorizing the issuance of “blank check” preferred stock without any need for action by shareholders;
●	eliminating the ability of shareholders to call special meetings of shareholders;
●	requiring a supermajority vote for a change in control transaction;
●	staggered board of directors with three board seats appointed by a dentist controlled entity;
●	prohibiting shareholder action by written consent; and
●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by shareholders at shareholder meetings.

We are also subject to provisions of the Minnesota Business Corporation Act that, in general, prohibit any business combination with a beneficial owner of 10% or more of our Common Stock for four years unless the holder’s acquisition of our stock was approved in advance by our board of directors. In addition, Minnesota law also invalidates the voting rights of shares of Common Stock if specific procedures are not complied with as a shareholder accumulates increasing amounts of share ownership percentage. Together, our governing documents and these article statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our Common Stock.

The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our Common Stock. They could also deter potential acquirers of our company, thereby reducing the likelihood that you could receive a premium for your Common Stock in an acquisition.

Certain limitations on director and officer liability and indemnification in our articles of incorporation and indemnification agreements may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties, may reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit the Company and other shareholders, and may adversely impact shareholders’ investments to the extent that the Company pays the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

In accordance with the provisions in our articles of incorporation, we will indemnify an officer, director, or former officer or director, to the full extent permitted by law. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers or persons controlling us under the foregoing provisions, or otherwise, we have been informed that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by us of expenses incurred or paid by a director, officer or controlling person of us in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

While we believe that including the limitation and indemnification provisions in our post-offering agreements and articles of incorporation is customary and necessary to attract and retain qualified persons such as directors, officers and key employees, those provisions may discourage shareholders from bringing a lawsuit against our directors and officers for breaches of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and other shareholders. Further, a shareholder’s investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against directors and officers as required by these indemnification provisions.

Our business could be adversely affected by natural disasters, public health crises, political crises, economic downturns or other unexpected events.

A significant natural disaster, such as an earthquake, fire, hurricane, tornado, flood or significant power outage, could disrupt our operations, mobile networks, the internet or the operations of our third-party technology providers. In addition, any unforeseen public health crises, such as that experienced with COVID-19, or political crises, such as terrorist attacks, war and other political instability, or other catastrophic events, whether domestic or abroad, could adversely affect our operations or the economies of the markets where we operate. The COVID-19 pandemic adversely affected the dental industry between 2020 and 2021, and we cannot assure you that similar outbreaks, from new variants of COVID-19, or new viruses, will not occur in the future. Any such occurrences could cause severe disruption to our daily operations. Any natural disaster, act of terrorism or other disruption to us or our business partners’ abilities could result in decreased demand for our product and service offerings or a delay in the provision of our offerings, which could adversely affect our business, financial condition and results of operations. All of the aforementioned risks may be further increased if recovery plans prove to be inadequate. Disruptions or downturns in global or national or local economic conditions may cause demand for dental services to decline. An economic downturn resulting in a prolonged recessionary period would have a material adverse effect on our business, financial condition, and operating results.

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company operates within the dental and healthcare services sector and recognizes that cybersecurity risks may affect business operations, patient data, financial systems, and overall enterprise resilience. The Company maintains a cybersecurity risk-management program designed to assess, identify, and manage material risks arising from cybersecurity threats, consistent with the standards reported by peer companies in the dental and medical device industries, which commonly leverage the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework as a basis for security posture measurement and risk management.

The Company's cybersecurity processes are integrated into its broader enterprise risk-management framework, a practice aligned with industry disclosures indicating that cybersecurity is increasingly managed as an enterprise-level risk rather than solely an Information Technology function. Key elements of the Company’s cyber risk-management program include:

Risk Assessment and Threat Monitoring

●	Regular risk assessments using a threat-intelligence–driven approach.
●	Continuous monitoring of Company information systems, with tools designed to detect anomalous activity, potential intrusions, and integrity risks.

Security Controls and Preventive Measures

Aligned with the NIST Cybersecurity Framework categories—Identify, Protect, Detect, Respond, and Recover—the Company maintains:

●	Multi-factor authentication on critical systems
●	Encryption of sensitive information
●	Network firewalls, intrusion detection, and prevention systems
●	Vulnerability management and periodic penetration testing

Third-Party and Supply-Chain Risk

Given the Company’s reliance on third-party vendors, practice-management technology providers, specialty labs, and cloud-based platforms, vendor risks are assessed using due-diligence processes consistent with enterprise security standards.

Incident Response

The Company has implemented a written incident-response plan documenting roles, responsibilities, communication requirements, and escalation paths. This plan supports coordinated response activities among Information Security, Legal, Operations, Internal Audit, and Executive Management. The Company conducts periodic tabletop exercises, simulated attack scenarios, and post-incident reviews to enhance response readiness and strengthen overall resilience.

Cybersecurity Governance

Board Oversight

The Board of Directors, through its designated committee, provides oversight of material cybersecurity risks. Cybersecurity is addressed at Board and committee meetings, and management provides periodic updates on threats, incidents, program maturity, and remediation efforts.

Audit Committee

The Committee serves and functions as the board’s primary oversight body to monitor the Company’s cybersecurity and related information technology risks. The Committee receives periodic updates from the Company’s management on the Company’s policies, processes, procedures, and any significant development related to the identification, mitigation and remediation of cybersecurity risks. The Committee also ensures that the Company’s management provides an annual cyber and information security update to the full Board of Directors.

Management’s Role and Expertise

The Company’s cybersecurity program is led by the senior director of information technology who reports directly to the chief executive officer. The senior director has spent over 30 years in information technology leadership roles, including 25 years of cybersecurity experience and is responsible for enterprise-wide cybersecurity strategy, policy, and operations. In addition, the company also leverages a virtual chief information security officer consulting resource.

The Senior Director of Information Technology regularly briefs executive leadership and the Board’s oversight committee on cyber threats, ongoing risk-management activities, industry developments, and notable security events.

Cross-Functional Coordination

The Company coordinates cybersecurity risk management across information technology, compliance, clinical operations, finance, and human resources to ensure comprehensive coverage of technology, privacy, regulatory, and operational risks.

Integration With Business Strategy and Operations

The Company emphasizes the integration of cybersecurity with strategic planning, operational continuity, digital transformation initiatives, and patient-care workflows.

The Company’s use of the NIST Cybersecurity Framework helps guide investment decisions, control prioritization, workforce training, and process improvements to support secure, reliable delivery of healthcare services.

Cybersecurity Incidents

On January 23, 2024, we became aware of unauthorized activity for a limited number of employee email accounts. In response, we immediately took steps to secure the email accounts, with the assistance of third-party cyber security specialists, we undertook an investigation into the nature and scope of the event. We worked with third-party specialists to conduct a thorough review of the potentially impacted files to determine whether they may contain personal information and to whom it related. It was determined that certain patient’s personal information may have been impacted. Upon discovering this event, we promptly took steps to investigate the incident, assess the security of our systems, and notify potentially affected individuals.

We reported this event to government regulators where required. The litigation related to these events is inherently unpredictable, but we believe we have substantial defenses to the claims and we intend to vigorously defend ourselves against all claims.

Since the 2024 cybersecurity incident, the Company has not experienced any material information security breaches. The Company maintains cybersecurity insurance, and as part of management oversight we regularly review our policy and levels of coverage based on current risks.

As part of our ongoing commitment to protecting the privacy of personal information in our care and mitigating cybersecurity risk, we maintain safeguards designed to protect data, continuously review and enhance those protections to address evolving threats and lessons learned from prior incidents, and provide recurring cybersecurity awareness training and testing for all employees to help prevent future incidents.

ITEM 2.PROPERTIES

Our affiliated dental practices lease all but one of our properties, and as of December 31, 2025, the total number of leased spaces was 85 dental practices and one administrative office. Our corporate office is approximately 12,900 square feet in a leased office building in Roseville, Minnesota. The practices lease dental locations used by affiliated dental practices for an initial term of five-to-ten years, with renewal options for two or three consecutive three-to-five-year terms. On average, each dental practice is approximately 3,945 rentable square feet, with approximately 8+ treatment rooms per location, and is typically located in highly visible medical, professional, or stand-alone buildings with convenient access and parking, good building signage, and high levels of vehicle and pedestrian traffic. This approach ensures that each practice upholds our core values and maintains a professional and inviting atmosphere for patients.

ITEM 3.LEGAL PROCEEDINGS

We and our affiliated dental practices have been named as a defendant in various lawsuits in the normal course of business, primarily for employment liability, malpractice claims and contractual business disputes. We do not believe any pending lawsuits will have a material adverse effect on our operating results, cash flows, liquidity or financial position.

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. Subsequently, certain of the claims were dismissed; however, the putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota continues. A loss contingency related to this incident is reasonably possible, but we believe that we have substantial defenses to the claims and we intend to vigorously defend ourselves against all claims related to the above matter. We also believe that based on current developments, the amount involved in this matter is not material to the Company.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The common shares of Park Dental Partners, Inc. are traded on the Nasdaq Capital Market under the symbol “PARK”.

APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

As of March 20, 2026, there were approximately 101 holders of record of our common stock, and the last reported sale price of our common stock on the Nasdaq Capital Market on March 20, 2026 was $16.32. A significant number of shares of our common stock are held in either nominee name or street name brokerage accounts, and consequently, we are unable to determine the total number of beneficial owners of our stock.

DIVIDEND POLICY

For the year ended December 31, 2025, no dividends were paid to shareholders. In 2024 dividends of $6.7 million were paid to shareholders of our affiliated dental practices.

Payment of cash dividends in the future will be dependent upon operating profits, liquidity needs, capital requirements and general financial condition. We have not declared a formal dividend policy, nor do we intend to in the foreseeable future. Any determination to pay dividends on our Common Stock thereafter will be at the discretion of our Board of Directors based upon all relevant factors present at that time.

RECENT SALES OF UNREGISTERED SECURITIES

During the past three years, we have issued securities in the following transactions, each of which was exempt from the registration requirements of Securities Act of 1933, as amended, or the Securities Act. All of the below-referenced securities issued pursuant to the exemption from registration under Section 4(2) of the Securities Act are deemed restricted securities for the purposes of the Securities Act. In addition, the issuances in 2024 were also exempt pursuant to Rule 701.

In May 2023, shareholders voted to approve the creation of a new dental resource organization, a new type of DSO, owned by the shareholders. This reorganization event established Park Dental Partners, Inc., a Minnesota corporation and the official transition to the current legal and operating structure on October 1, 2023. Certain shareholders ownership interests in the affiliated dental practices were converted into common stock in Park Dental Partners, Inc. via a contribution and exchange agreement, whereby Park Dental Partners, Inc. received non-certain assets and liabilities in exchange for the transfer of common stock. In connection with the reorganization, a total of 5,000,000 shares of unrestricted and restricted common stock were issued in 2023.

From January 1, 2024 through December 31, 2024, a total of 275,176 and 109,849 shares of Common Stock were issued pursuant to our 2023 Restricted Stock Plan and 2023 Equity Incentive Plan, respectively. All of such shares grants were of restricted Common Stock other than 77,688 shares.

From January 1, 2025 through December 31, 2025, a total of 6,295 and 8,400 shares of Common Stock were issued pursuant to our 2023 Restricted Stock Plan and 2023 Equity Incentive Plan, respectively. All of such shares grants were of restricted common stock.

There were no underwriters employed in connection with any of the transactions described in this Item 5.

USE OF PROCEEDS

On December 2, 2025, our registration statement on Form S-1, as amended (File No. 333-290001), was declared effective by the SEC for our initial public offering. There has been no material change in the expected use of net proceeds from our IPO as described in the final prospectus filed with the SEC and used in connection with the offering.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company may repurchase shares of its common stock from time to time. Shares repurchased are held as treasury shares.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2025 with respect to shares of our common stock that may be issued under our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	-	$-	250,000
Equity compensation plans not approved by stockholders	2,493,269	$7.03	1,023,204
Total	2,493,269		1,273,204

ITEM 6.RESERVED

Not applicable.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. For more information about such statements, please see “Special Note About Forward Looking Statements,” above. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors.” In accordance with factors for consolidation under generally accepted accounting principles in the United States, we consolidate the net assets and results of operations of the affiliated dental practices operating under long-term business service agreements with us. As a result, references to our revenues, our expenses and similar items relating to our results of operations and net assets includes the revenues, expenses and similar items of our affiliated dental practices and all transactions between the affiliated dental practices and us, such as the management fees we charge, are eliminated in consolidation.

Overview

As a dental resource organization (“DRO”) operating through Park Dental Partners, Inc. we provide administrative business support services including clinical team members, administrative personnel, facilities and equipment to our affiliated general and multi-specialty dental practices in Minnesota, Wisconsin and Arizona. Our network of affiliated dental practices employs 214 dentists, and consists of 990 hygienists, dental assistants, and patient care coordinators that support affiliated dentists in operating our dental practices across 86 locations. Our network of affiliated dental practices has been operating for over fifty years, beginning with the establishment of the general dentistry group in 1972. The mission of our affiliated dental practices since inception, and which continues through today, has been to ensure patients enjoy the benefits of a lifetime of good oral health.

Business Model

We provide support services on an exclusive basis to dental groups operating in the United States. We operate under long term Administrative Resources Agreements with affiliated dental practices pursuant to which we provide business support services, non-clinical personnel, facilities and equipment. In exchange for providing these services, we receive a management fee plus reimbursement of certain costs incurred by us in connection with fulfilling our responsibilities under these services agreements.

Our Administrative Resources Agreements are long-term agreements between the affiliated dental practice and the DRO, and a single designated doctor who is the sole holder of the equity of the respective affiliated dental practice. The agreements outline the terms under which we provide administrative, business, and operational support services to the affiliated dental practices. Effective October 1, 2023, each agreement establishes the DRO as the exclusive provider of non-clinical services — such as billing, collections, staffing, marketing, compliance, and facilities management — allowing the affiliated dental practice to focus solely on delivering professional dental services. The agreements ensure compliance with state laws prohibiting the unlicensed practice of dentistry, clearly delineating that all clinical decisions remain under the affiliated dental practice’s control and the practices’ dentists. Each agreement includes detailed provisions on financial arrangements, including a management fee based on a percentage of net collections, confidentiality, indemnification, and termination rights. The agreements are effective for 30 years with automatic five-year renewals, unless another termination date is mutually agreed upon. The agreements also include restrictive covenants and HIPAA compliance obligations.

Under each long-term Administrative Resources Agreement, the affiliated dental practice agrees to pay the DRO a monthly management fee equal to approximately 15% – 18% of the affiliated dental group’s net collections. Net collections are defined as the actual cash receipts collected by the affiliated dental practice, minus any patient or payor refunds, adjustments, and payments made to third-party collection agencies. As a result of our exclusive, long-term Administrative Resource Agreements with our affiliated dental practices, we have a variable interest and are the primary beneficiary in those affiliated dental practices. Accordingly, our consolidated financial results include the consolidated results of the affiliated dental practices in which we do not hold an equity interest. See further description under Note 16, Variable Interest Entities, of the Consolidated Financial Statements presented elsewhere in this Annual Report.

The agreements also stipulate that the management fee will automatically increase by 5% annually unless both parties agree in writing to a different arrangement. Additionally, each affiliated dental practice is responsible for fully reimbursing the DRO, without any markup, for all costs, expenses, and liabilities incurred in connection with the services rendered under the agreements or related to the operation and maintenance of the affiliated dental practice’s business.

Stock transfer restrictions exist between the DRO, the affiliated dental practice and the single designated doctor who is the sole holder of the nominal equity of the respective affiliated dental practice. The restrictions ensure continuity and compliance with legal and operational standards. Transfers are only permitted under specific conditions, such as the designated doctor’s death, disability, or disqualification, and must be made to a designated transferee approved by the DRO. The restrictions outline procedures for such transfers, including automatic resignation from company roles and payment terms. The agreement also includes provisions for arbitration, enforcement, and confidentiality, as governed by Minnesota law.

Park Dental Partners, Inc has a controlling financial interest in the affiliated dental practices operating under the administrative resources agreements which provide the DRO the right to receive a significant majority of profits generated by the affiliated dental practices. Accordingly, the assets and liabilities and results of operations of the affiliated dental practices are included in our consolidated financial statements and all transactions between the affiliated dental practices and us, such as the management fees we charge, have been eliminated.

Our network of affiliated dental practices provides both general and specialty dental services, including oral surgery, periodontics, pediatric dentistry, prosthodontics, endodontics, and orthodontics, under long-term agreements with initial terms of 30 years, with automatic 5-year renewals. We have established a significant footprint and brand awareness in our current markets. Our revenues, derived primarily from our affiliated dental practices’ provision of dental services, were $244.5 million and $229.8 million for the years ended December 31, 2025 and 2024, respectively. As a result of our exclusive, long-term agreements with our affiliated dental practices, our consolidated financial results include the consolidated results of the affiliated dental practices, in which we do not hold an equity interest.

Our material revenues are comprised of dental services, which includes the consolidated revenues of our affiliated dental practices. Dental services are provided to patients, who typically pay for services out-of-pocket, through private insurance plans, or through government insurance plans. Approximately 92% of total revenues for each of the years ended December 31, 2025 and 2024, were derived from patients with private insurance or government sponsored plans. Our revenues have increased over the past several years, driven primarily by acquisitions, growth in new and existing patients, increased dentist and hygienist productivity, the expansion of specialty services, increased volume of hygiene services and the hiring of additional dentists and hygienists.

We intend to grow our revenues primarily through expansion of our existing affiliated practices by hiring additional dentists and hygienists, expansion of specialty services, increased productivity and patient appointment volume. We also intend to leverage our strong brand names to expand through acquisition and de novo practices in our existing and new markets. We supported the acquisition of three and two dental practices in the years ended December 31, 2025 and 2024, respectively. We opened one and zero de novo practices in the years ended December 31, 2025 and 2024, respectively.

Absent the impact and timing of acquisitions, our total revenues have historically been lower in the third quarter of the year due to fluctuations in patient volumes, which are primarily impacted by the timing of holidays and the school year calendar.

Our cost of services consists of clinical team member costs and benefits, dental supplies and laboratory fees, office occupancy, depreciation associated with practice assets, share based compensation, and other practice expenses. In addition, advertising costs with activities at the practice level are charged to cost of services. Our cost of services expenses are directly associated with operating the dental facilities. Clinical team member expenses and benefits consist principally of affiliated dentist compensation, clinical team member compensation and associated benefit costs. Dental supplies and laboratory fees consists of variable costs associated with our affiliated dental practices providing dental services. Office occupancy expenses include lease costs and other practice physical location expenses. Other practice expenses include MinnesotaCare provider taxes, software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance and other operating costs. Depreciation expenses are related to our investments in long-lived assets such as dental equipment, and practice location leasehold improvements.

General and administrative expenses consist of management expenses, the costs of our centralized billing offices and call-centers, marketing and advertising expenses, executive and senior management, share based compensation, and centralized functions, such as accounting, finance, team member relations, information technology, operations, real estate and other similar functions.

Depreciation and amortization expenses are related to our non-practice related investments in resource support center long-lived assets such as computer equipment, furniture and fixtures, and amortization of intangible assets.

Our costs have increased over the last several years as we have grown our business. However, when excluding the impact of share based compensation and restructuring costs related to our IPO, our general and administrative costs as a percentage of total revenues have remained consistent. We strive to improve our cost structure and gain operating cost efficiency by (i) streamlining our business processes to optimize their effectiveness and minimize their cost, and (ii) leveraging our purchasing volumes to obtain favorable pricing from vendors for products and services. We believe our business model has allowed affiliated dentists and hygienists to increase productivity as a result of their ability to expand service offerings and treat an increased volume of patients. We expect to gain additional leverage over our operating cost structure in the future by leveraging our centralized infrastructure to support our expected growth and expansion.

In 2024, we refinanced a revolving line of credit into long-term debt, increasing the amount of our outstanding long-term debt by approximately $10.2 million but decreasing the applicable interest rate. With normal course long term debt required payments throughout 2024 and 2025, and lower borrowings on the revolving line of credit resulting from lower dividend payments, we have experienced lower interest expense. We expect interest expense will continue at a similar rate over the next twelve months unless we make significant acquisitions or otherwise utilize our revolving loan facility.

Our primary sources of liquidity are cash provided by operations and available borrowings under our credit facilities. The management fees we receive from affiliated dental practices and their reimbursements of certain costs we incur on their behalf are our primary source of cash from operations. To the extent the affiliated dental groups do not generate sufficient revenues to pay a significant portion of our management fee, after paying for their expenses and reimbursing us for our costs, we may not have sufficient cash to meet our debt obligations. In December 2025, we also generated $20 million in gross proceeds ($18.4 million net proceeds) from the sale of shares of our Common Stock through our initial public offering.

In accordance with generally accepted accounting principles in the United States, or GAAP, we consolidate the operating results and net assets of affiliated dental practices with our financial statements. Assets of our affiliated dental practices are subject to the first priority lien securing our indebtedness under our credit facilities. The primary assets of affiliated dental practices are cash and receivables from patients and third-party payors and their primary liabilities are payables for their direct expenses, such as payables for salaries of dental professionals and payables due to us, which are eliminated through consolidation.

Results of Operations

The following table sets forth, for the periods indicated, our consolidated statements of operations and certain other information. Amounts may not add to the totals due to rounding.

	Years Ended December 31,
(in thousands)	2025	2024
Consolidated Statements of Operations:
REVENUE	$244,494	$229,794
COST OF SERVICES
Salaries and benefits	155,207	140,741
Dental supplies and Laboratory fees	17,202	17,093
Office occupancy	16,187	15,519
Other practice expenses	14,366	13,471
Depreciation	7,861	7,291
TOTAL COST OF SERVICES	210,823	194,115
GROSS MARGIN	33,671	35,679
General and administrative expenses	31,905	25,470
Depreciation and amortization	1,516	1,544
OPERATING INCOME	250	8,665
INTEREST EXPENSE - NET	(1,170)	(1,449)
INCOME (LOSS) BEFORE TAX	(920)	7,216
PROVISION/(BENEFIT) FOR INCOME TAX	(562)	2,853
NET INCOME (LOSS)	$(358)	$4,363

Revenues

Total revenues for the year ended December 31, 2025, increased $14.7 million, or 6.4%, to $244.5 million from $229.8 million for the year ended December 31, 2024. General Dentistry revenue increased $8.2 million and multi-specialty dentistry revenue was higher by $6.5 million. Same Practice Revenue Growth, as defined as dental practice locations that have been operating for at least 13 full months prior to the end of a given period and which have not been closed, or sold during such periods, increased approximately 5.8%, or $13.2 million from the prior year, reflecting increased fee and reimbursement growth, increased patient visits driven by higher doctor count and increased clinical hours, and the effect of acquired practices. The increase in revenue from acquisitions in the last 12 months totaled approximately $1.5 million.

Cost of Services

Salaries and Benefits. Salaries and benefits consist principally of affiliated dentist compensation, clinical team member compensation and related benefit costs. Salaries and benefits for the year ended December 31, 2025, was $155.2 million, an increase of $14.5 million, or 10.3%, from $140.7 million for the year ended December 31, 2024. The cost increase is largely attributable to the recognition of approximately $6.7 million in share based compensation expense for the year ended December 31, 2025. For the year ended December 31, 2024, no stock compensation expense was recorded in cost of services. The remaining increase of $7.8 million primarily relates to higher salaries and benefits aligned with revenue growth, including increased headcount, higher incentive compensation, and increased contractor support.

Dental supplies and Laboratory Fees. Dental supplies and laboratory fees consist of variable costs associated with our affiliated dental practices providing dental services. Dental supplies and laboratory fees expense for the year ended December 31, 2025, was $17.2 million, an increase of $0.1 million, or 0.6%, from $17.1 million for the year ended December 31, 2024.

Office occupancy expenses. Office occupancy expenses include lease costs and other physical practice location expenses. Office occupancy expense for the year ended December 31, 2025 was $16.2 million, an increase of $0.7 million, or 4.3%, from $15.5 million for the year ended December 31, 2024, attributable to higher leasing costs, based on renewals, and expanded locations, and higher associated property taxes.

Other practice expenses. Other practice expenses include MinnesotaCare provider taxes, software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainments, insurance and other operating costs. Other practice expense for the year ended December 31, 2025 was $14.4 million, an increase of $0.9 million, or 6.6%, from $13.5 million for the year ended December 31, 2024, higher as a result of a $0.7 million increase in software licensing and subscription costs, a $0.3 million increase in revenue related provider tax, offset in part by $0.2 million lower recruiting expenditures.

Cost of Services Depreciation expense. Cost of Services Depreciation expenses encompass depreciation associated with practice related assets such as dental equipment, and leasehold improvements, furniture and fixtures and computer equipment. Practice depreciation expense for the year ended December 31, 2025 was $7.9 million, an increase of $0.6 million, or 7.8%, from $7.3 million for the year ended December 31, 2024, attributable to increased capital investments in expanded production capacity, and capital investments within our existing dental practices.

General and Administrative

General and administrative expenses consist of costs of our centralized billing offices and call-centers, marketing and advertising expenses, regional management expenses, executive and senior management, and centralized functions, such as accounting, finance, team member relations, information technology, operations, real estate and other similar functions. General and administrative expense for the year ended December 31, 2025 was $31.9 million, an increase of $6.4 million, or 25.3%, from $25.5 million for the year ended December 31, 2024. The increase in cost is primarily attributable to $3.5 million related higher salaries and benefits for administrative personnel, including the recognition of approximately $1.6 million increased share based compensation expense, and increases due to annual compensation increases, higher performance based incentive compensation, and higher headcount. In addition, the Company incurred approximately $2.7 million costs to support and position the organization through our transition to a public company.

Depreciation and Amortization

Depreciation and amortization expenses are related to our non-practice related investments in long- lived assets such as computer equipment, furniture and fixtures, and amortization of intangible assets. Depreciation and amortization expense for the year ended December 31, 2025 was $1.5 million, flat to the $1.5 million depreciation expense for the year ended December 31, 2024.

Interest Expense, net

Interest expense, net, for the year ended December 31, 2025 decreased $0.2 million, or (19.3%), to $1.2 million for the year ended December 31, 2025, from $1.4 million for the year ended December 31, 2024. This decrease was driven by a decrease in total interest-bearing debt under our term loan and usage of line of credit over the year, offset in part by a change in market interest rates.

Provision (Benefit) for Income Taxes

Income tax benefit for the year ended December 31, 2025 was ($0.6) million compared to $2.9 million income tax expense for the year ended December 31, 2024. The 2025 tax benefit was derived from permanent benefits related to cash surrender value of life insurance policies and share based compensation, net of nondeductible transaction costs, and 162(m) executive officer compensation. The 2024 income tax provision included one-time items related to the initial recognition of deferred tax assets upon the conversion of certain legal entities from partnerships to C-Corporations as part of our reorganization, resulting in a tax benefit and an increase in deferred tax assets. These 2024 tax items did not occur in 2025 and are not expected to recur in future periods.

Key Financial Measures, Performance Indicators, and Non-GAAP Financial Measures

In assessing the performance of our business, we consider a variety of financial measures and performance indicators that directly or indirectly impact our revenue and profitability. The key financial and Non-GAAP financial measures and performance indicators we use are set forth below, as of and for the years ended December 31, 2025 and 2024:

	Years Ended December 31,
(in thousands, except per share amounts, percentages, patient visits, and doctor count)	2025	2024	Increase/ (Decrease)	% Increase/ (Decrease)
Key Financial Measures
Revenue	$244,494	$229,794	$14,700	6.4%
Gross Margin	$33,671	$35,679	$(2,008)	(5.6)%
Net Income (Loss)	$(358)	$4,363	$(4,721)	(108.2)%
Diluted EPS	$(0.18)	$2.42	$(2.60)	(107.4)%
Patient Visits	719,295	713,112	6,183	0.9%
Same Practice Revenue Growth	5.8%	1.6%	4.2%	269.9%
Patient Retention Rate	89.9%	89.2%	0.7%	0.8%
Doctor Count	214	206	8	3.9%
Non-GAAP Measures(1)
Adjusted EBITDA	$22,048	$19,394	$2,654	13.7%
Adjusted EBITDA Percentage	9.0%	8.4%	0.6%	6.8%
Adjusted Gross Margin	$49,253	$44,008	$5,245	11.9%
Adjusted Gross Margin Percentage	20.1%	19.2%	1.0%	5.2%
Adjusted Diluted EPS	$2.44	$3.17	$(0.73)	(22.9)%
General and Administrative Expense Percentage	13.0%	11.1%	1.9%	17.1%

(1) Non-GAAP Measures are defined in the “Non-GAAP Financial Measures Definitions” section. For a reconciliation of Adjusted EBITDA to net income, Adjusted Gross Margin to Gross Margin, and Adjusted Diluted EPS to Diluted EPS, to the most directly comparable GAAP measures, see the “Non-GAAP Financial Measures” section.

Revenue Related Financial Measures and Performance Indicators

Patient Visits. A patient visit is counted when service is provided to a patient at one of our affiliated dental general dentistry practices. Measuring the year-over-year change in patient visits helps us to evaluate how the affiliated dental practices are performing. It also helps with evaluating demand for services which influences decision-making relating to matters such as appropriate staffing levels and recruiting needs. In addition, it influences decision-making processes relating to our marketing, sales and advertising strategies and helps us with evaluating the effectiveness of those strategies. Further, with respect to continuing care patient count, it allows us to evaluate the ability of affiliated dentists to encourage patients to complete their diagnosed dental treatment plans.

Patient visits for the year ended December 31, 2025 were 719,295, an increase of 0.9% from 713,112 for the year ended December 31, 2024 even though one fewer business day existed during the year ended December 31, 2025, compared to the year ended December 31, 2024.

Same Practice Revenue Growth. Same practice revenues represent total revenues for same dental practice locations that have been operating for at least 13 full months prior to the end of a given period and which have not been closed, or sold during such period. Measuring the year-over-year change in same practice revenues allows us to evaluate how affiliated dental practices are performing. We believe various factors affect comparable practice revenues, including patient demand for dental services, economic trends, dentist and hygienist staffing levels, availability of dentists and hygienists, pricing, competition, visibility and accessibility of the dental practices, quality of the tenants surrounding the dental practices, clinical hours and the level of patient service provided inside and outside of the dental practices.

Same Practice Revenue growth for the year ended December 31, 2025 was 5.8%, or 4.2% higher than the 1.6% Same Practice Revenue growth for the year ended December 31, 2024 driven by increased fee and reimbursement growth, higher doctor count, and increased clinical hours. Same dental practice locations included in Same Practice Revenue for the year ended December 31, 2025, and 2024, totaled 80 and 78, respectively.

Patient Retention Rate. Patient retention rate is calculated by counting patients that remain active at the beginning and end of a twelve-month period. Active patients are defined as general dentistry patients having been seen by our affiliated dental practices within the past 36 months, or last 18 months for patients under the age of 18. Patients who have not been seen by our affiliated dental practices within these time periods are removed from our active patient lists. This methodology is aligned with ADA clinical procedure codes, and is consistent with treatment protocols for new patients, before being considered an active patient again. Measuring the year-over-year and quarter-over-quarter change in patient retention allows us to evaluate the recurring nature of patient visits at the dental practices and affiliated dentists which influences decision-making around matters such as appropriate levels of staffing, recruiting, advertising and facility expansion opportunities.

Patient retention was stable with the retention rate for the year ended December 31, 2025 at 89.9%, an increase of 0.7% from 89.2% for the year ended December 31, 2024.

Doctor Count. Dentists operating in one of our affiliated dental practices are included in this calculation, which includes both full and part-time dentists. Measuring the year-over-year and quarter-over- quarter change in dentist count allows us to evaluate the production capacity of affiliated dental practices. It also influences decision-making relating to matters such as appropriate staffing levels and recruiting needs.

Doctor count as of December 31, 2025 was 214, eight higher than the December 31, 2024 doctor count of 206.

Non-GAAP Financial Measures

This report contains “non-GAAP financial measures” that are financial measures that either exclude or include amounts that are not excluded or included in the most directly comparable measures calculated and presented in accordance with accounting principles generally accepted in the United States (“GAAP”). Specifically, we make use of the non-GAAP financial measures “Adjusted EBITDA,” “Adjusted EBITDA Percentage,” “Adjusted Gross Margin,”

“Adjusted Gross Margin Percentage,” “Adjusted Diluted EPS,” and “General and Administrative Expense Percentage,” collectively known as “the Non-GAAP Financial Measures”.

We present the Non-GAAP Financial Measures as supplemental measures of financial performance that are not required by, or presented in accordance with, GAAP. We believe these non-GAAP measures assist investors and analysts in comparing our operating performance across reporting periods on a consistent basis by excluding items that we do not believe are indicative of our operating performance. Management believes the Non-GAAP Financial Measures are useful to investors in highlighting trends in our operating performance, while other measures can differ significantly depending on long-term strategic decisions regarding capital structure, the tax jurisdictions in which we operate, and capital investments. Management uses the Non-GAAP Financial Measures to supplement GAAP measures of performance in the evaluation of the effectiveness of our business strategies, to make budgeting decisions, and to compare our performance against that of other peer companies using similar measures. Management supplements GAAP results with non-GAAP financial measures to provide a more complete understanding of the factors and trends affecting the business than GAAP results alone provide.

The Non-GAAP Financial Measures are not recognized terms under GAAP and should not be considered as alternatives to net income (loss) or gross margin as measures of financial performance or cash provided by operating activities as measures of liquidity, or any other performance measure derived in accordance with GAAP. Additionally, these measures are not intended to be measures of free cash flow available for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. Because not all companies use identical calculations, the presentation of these measures may not be comparable to other similarly titled measures of other companies and can differ significantly from company to company. All measurements are provided with a reconciliation from a GAAP measurement.

Non-GAAP Financial Measures Definitions

“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude interest expense (income), net, provision for (benefit from) income taxes, depreciation and amortization, share based compensation, discretionary shareholder bonuses, non-qualified deferred compensation expenses, and restructuring costs.

“Adjusted EBITDA Percentage” is defined as Adjusted EBITDA as a percentage of consolidated revenue.

“Adjusted Gross Margin” is defined as Gross Margin excluding depreciation expense, share based compensation, discretionary shareholder bonuses, non-qualified deferred compensation expenses, and restructuring costs.

“Adjusted Gross Margin Percentage” is defined as Adjusted Gross Margin as a percentage of consolidated revenue.

“Adjusted Diluted EPS” is defined as Diluted EPS adjusted to exclude share based compensation, restructuring costs, non-qualified deferred compensation expenses, and the income tax effect of those adjustments at our estimated long-term annual effective tax rate.

“General and Administrative Expense Percentage” is defined as General and Administrative expenses as a percentage of consolidated revenue.

Non-GAAP Financial Measures for the year ended December 31, 2025 and 2024

The following table contains a reconciliation of our net income (loss) attributable to Park Dental Partners, Inc. determined in accordance with GAAP to Adjusted EBITDA:

	For the Years Ended
Net Income (Loss) to Adjusted EBITDA	December 31,
(in thousands)	2025	2024
Net income (loss) attributable to Park Dental Partners, Inc.	$(358)	$4,363
Addback:
Provision/(Benefit) for income taxes	(562)	2,853
Interest expense, net	1,170	1,449
Depreciation and amortization	9,377	8,835
EBITDA	$9,627	$17,500
Adjustments:
Share based compensation	8,811	529
Restructuring costs	2,709	416
Deferred compensation	901	949
Adjusted EBITDA	$22,048	$19,394
Adjusted EBITDA Percentage	9.0%	8.4%

Adjusted EBITDA. Adjusted EBITDA for the year ended December 31, 2025 was $22.0 million, an increase of $2.6 million from the $19.4 million Adjusted EBITDA for the year ended December 31, 2024, primarily due to increased revenue and the resulting $5.2 million increased Adjusted Gross margin, partially offset by higher General and Administrative expenses related to increased annual compensation, higher performance based incentive compensation, and higher headcount. Measuring the year-over-year change in Adjusted EBITDA allows us to evaluate the overall operating performance of affiliated dental practices on a consistent basis. It also influences our decision-making process on allocation of resources and helps us evaluate the effectiveness of our strategies.

Adjusted EBITDA Percentage. Adjusted EBITDA Percentage for the year ended December 31, 2025 was 9.0%, a 60 basis point increase from 8.4% for the year ended December 31, 2024, attributable primarily due to an increase in the Adjusted Gross Margin Percentage.

The following table contains a reconciliation of our Gross Margin determined in accordance with GAAP to Adjusted Gross Margin:

	For the Years Ended
Gross Margin to Adjusted Gross Margin	December 31,
(in thousands)	2025	2024
Gross Margin	$33,671	$35,679
Addback:
Share based compensation	6,680	-
Restructuring costs	140	89
Deferred compensation	901	949
Depreciation	7,861	7,291
Adjusted Gross Margin	$49,253	$44,008
Adjusted Gross Margin Percentage	20.1%	19.2%

Adjusted Gross Margin. Adjusted Gross Margin for the year ended December 31, 2025 was $49.3 million, an increase of $5.2 million, or 11.9%, from $44.0 million for the year ended December 31, 2024, attributable to increased revenue and from leverage on dental supplies and laboratory fees, and occupancy costs. Measuring the year-over-year change in Adjusted Gross Margin allows us to evaluate the profitability of affiliated dental practices and their performance. It also influences our decision-making process related to cost management strategies and helps us evaluate the effectiveness of those strategies.

Adjusted Gross Margin Percentage. Adjusted Gross Margin Percentage for the year ended December 31, 2025 was 20.1%, a 90 basis point increase from 19.2% for the year ended December 31, 2024, primarily reflecting an increase in revenue, and from leverage on dental supplies and laboratory fees.

The following table contains a reconciliation of our Diluted EPS determined in accordance with GAAP to Adjusted Diluted EPS:

	For the Years Ended
Diluted EPS to Adjusted Diluted EPS	December 31,
(in thousands, except share and per share amounts)	2025	2024
EARNINGS (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:	$(358)	$4,363
Adjustments:
Share based compensation	8,811	529
Restructuring costs	2,709	416
Deferred compensation	901	949
Income tax effect of the Adjustments(1)	(3,478)	(530)
ADJUSTED NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$8,585	$5,727

Adjusted Weighted Average Diluted Shares - Reconciliation
WEIGHTED-AVERAGE SHARES USED IN COMPUTING GAAP NET LOSS PER SHARE, DILUTED	1,944,469	1,806,449
ADJUSTED WEIGHTED AVERAGE DILUTED SHARES USED IN COMPUTING ADJUSTED EARNINGS PER SHARE, DILUTED(2)	3,511,395	1,806,449

ADJUSTED DILUTED EARNINGS PER SHARE:	$2.44	$3.17

(1) Income tax effect is based on an estimated long-term annual effective tax rate of 28% tax rate for the period ended 2025 and 2024. The Company's estimated long-term annual effective tax rate excludes certain non-cash items such as share based compensation arrangements, and is used in order to provide consistency across periods.

(2) Includes an additional 1,566,926 of weighted average dilutive securities for the year ended December 31, 2025, that are excluded from a GAAP perspective due to the Company's net loss in that reporting period.

Adjusted Diluted EPS. Adjusted Diluted EPS for the year ended December 31, 2025 was $2.44, a $0.73 decrease from $3.17 for the year ended December 31, 2024, primarily due to an increase in the dilutive securities used in computing adjusted diluted earnings per share due to the Company’s IPO in December 2025.

General and Administrative Expense Percentage. General and Administrative Expense Percentage for the year ended December 31, 2025 was 13.0%, a 190 basis point increase from 11.1% for the year ended December 31, 2024. This increase is attributable to higher share based compensation and restructuring costs related to becoming a publicly-traded company in 2025.

Liquidity and Capital Resources

We historically have financed our operations and growth through a combination of cash provided by operating activities and borrowings under our revolving loan facility, and most recently through an initial public offering (“IPO”). In December 2025 we completed our IPO, pursuant to which we issued and sold an aggregate of 1.54 million shares of our common stock. The aggregate net proceeds received by us from the IPO was $18.4 million, after deducting underwriting discounts and commissions, and other offering costs of $1.6 million. Cash and cash equivalents were $25.2 million and $2.7 million at December 31, 2025 and 2024 respectively. Unused availability under our line of credit was $15 million at December 31, 2025.

We believe that our existing cash and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our dental services expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot assure you that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Cash flows from operating activities

Cash flows provided by operating activities were $17.6 million for the year ended December 31, 2025, compared to $16.5 million for the year ended December 31, 2024. The $1.1 million increase in cash flows from operations was primarily as a result of $2.5 million higher net income after adjusting for non cash items such as depreciation, partially offset by changes in operating assets and liabilities that generated $1.4 million less cash from operations in the prior year.

Cash flows from investing activities

Our investing activities are primarily related to capital expenditures for practice growth and expansion, capital improvements in existing facilities and technology related projects. Cash flows used in investing activities were $10.6 million and $7.7 million for the years ending December 31, 2025 and 2024, respectively, higher by $3.0 million, due to $1.2 million increased investments in property and equipment, increased life insurance premiums and distributions of $1.0 million due primarily to higher distributions to participants, net of contributions in the non-qualified deferred compensation plan, and $0.8 million of increased consideration paid for business acquisitions due to the increased number of acquired practices.

Cash flows from financing activities

Cash flows from financing activities primarily reflect our borrowings and repayments under our current and prior credit facilities which were refinanced in March 2024. Cash flows from financing activities for the year ended December 31, 2025, were $15.5 million compared to cash used in financing activities of $6.7 million for the year ended December 31, 2024, a net change of $22.2 million. The change was due to $18.4 million net proceeds from the initial public offering completed in December 2025, $6.7 million lower dividend payments, and a $10.3 million net decline in the net borrowings and repayments under our line of credit. These impacts were partially offset by $13.0 million lower proceeds from our term loan.

Outstanding indebtedness

At December 31, 2025 and 2024, respectively, we had $9.8 million and $11.6 million outstanding under our respective term loans. At both December 31, 2025 and 2024, we had no outstanding balance under the line of credit.

On March 27, 2024, we entered into a new credit agreement which amended the existing agreement and provided for a new $13.0 million term loan and amended the line of credit to $15.0 million from the prior $23 million. The term loan matures in March 2029 and carries an interest rate equal to the one-month SOFR rate plus 2.10%. The amended agreement also allows for an accordion right to increase the term loan by an additional $10 million. The amended line of credit extended the maturity from March 2024 to March 2027 and carries an interest rate equal to the one-month SOFR rate plus 2.00%.

The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio and a total cash flow leverage ratio. In addition, the agreement contains standard negative covenants that, among other things, limit our ability to undertake individual business combinations in excess of specified limits; incur and pay certain indebtedness; create, incur, or assume certain liens and negative pledges; sell, lease, convey, transfer or otherwise dispose of certain assets; liquidate or dissolve any of our subsidiaries; make certain loans and investments; make certain dividends and redemptions; and substantially change the nature of our business.

Proceeds from the term loan were used to pay off the line of credit. We were in compliance with all covenants specified in the credit agreement at December 31, 2025 and 2024 including the fixed charge coverage and cash flow leverage ratios. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Our obligations under the credit facilities are secured by a first priority lien on substantially all of our tangible and intangible assets and the tangible and intangible business assets of the affiliated dental practices.

In addition to the aforementioned credit facilities, we have secured notes payable of $2.2 million due to certain current and former shareholders and related parties. The principal is due at maturity through October 1, 2037 and interest is due quarterly. Interest is equal to the greater of 14% of the principal balance or an amount based on a formula using average dentist compensation or a formula based on total revenue. The effective interest rate for 2025 and 2024 was 25.7% and 28.0%, respectively. The notes are secured by all of our business assets and the affiliated dental practices and are subordinated to the bank note payable and the line of credit. These secured notes have significant prepayment restrictions whereby lender approval is required for any prepayment to occur, except for notes representing approximately 25% of the outstanding value may be prepaid by the Company upon the death of the holder.

Our primary sources of liquidity are cash provided by operations and available borrowings under our revolving loan facility. The management fees we receive from affiliated dental practices and their reimbursement to us of certain costs we incur on their behalf are our primary source of cash from operations. We do not, however, have direct recourse to the assets of affiliated dental practices, which consist primarily of cash and receivables from patients and third party payors. To the extent the affiliated dental practices do not generate sufficient revenues to pay a significant portion of our management fee, after paying for their expenses and reimbursing us for our costs, we may not have sufficient cash to meet our debt obligations.

Deferred Compensation — Our deferred compensation obligation, including current and non-current obligations was $70.6 million on December 31, 2025 and $69.1 million on December 31, 2024 and primarily consisted of active non-qualified deferred compensation plans and other inactive other deferred compensation plans.

Non-qualified Deferred Compensation Plans — We and our affiliated dental practices utilize non-qualified deferred compensation plans that provide participants the opportunity to defer compensation on a pretax basis. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or qualified planned in-service distributions. The agreement provides eligible participants the option to receive payment in a lump sum distribution or up to five annual installments. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participants are fully vested in employer credits after five years of service. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. At December 31, 2025 and 2024, the total deferred compensation liability related to the non-qualified deferred compensation plan was $23.0 million and $20.2 million, respectively.

Deferred Compensation Plans - Other — Our affiliated dental practices have profession and executive deferred compensation plans, and have executed employment agreements with certain dentists, executives and professional employees. These agreements provided for the creation of deferred compensation balances for eligible employees in the event of separation from service. These plans were frozen prior to January 1, 2024. At December 31, 2025 and 2024, the total of these other deferred compensation plans were $47.6 million and $48.9 million, respectively. This deferred compensation value is fixed and non-interest bearing. The deferred compensation balances are generally to be paid over a period of five years from the date of the participants separation from the groups, subject to certain limitation. One plan, comprising the significant majority of the balance has an annual maximum amount we will be required to pay in each year is capped at 2% of the respective Company’s annual adjusted gross revenue, as defined in the agreements.

Finance Leases — We entered into a finance lease agreement in 2020 to fund the acquisition of furniture and fixtures and equipment. The cost of furniture and fixtures and equipment is included in property and equipment on the consolidated balance sheet and was approximately $0.2 million on December 31, 2025 and December 31, 2024. Accumulated amortization on the furniture and fixtures and equipment at December 31, 2025 and 2024, was approximately $0.2 million and $0.1 million. respectively. Amortization of assets under finance leases is included in depreciation within cost of services, and depreciation and amortization expense. The lease is secured by the furniture and fixtures and equipment. The effective interest rate of this lease is 2.38%.

Critical Accounting Estimates

This discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. To prepare our financial statements in conformity with GAAP, we must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates. We have provided a summary of our significant accounting policies in our consolidated financial statements included elsewhere in this Annual Report. We describe below those accounting policies that require material subjective or complex judgments and that have the most significant impact on our financial condition and results of operations. Our management evaluates these estimates on an ongoing basis, based upon information currently available and on various assumptions management believes are reasonable as of the date on the front cover of this Annual Report.

Accounts Receivable and Revenue Recognition. Accounts receivable include amounts due from patients and third-party payors, including indemnity and preferred provider organizations, and government plans. Most accounts, other than for orthodontic treatments, are due as services are provided. We estimate and typically collect patient payments at the time of service based on the insurance plan fee schedule, deductible provisions and list of covered benefits for each plan. If the proper patient payment amount is not fully collected at the time of service, the patient will be directly billed for the difference. Fees for any services not collected same-day are setup as an account receivable and established on such date of service. Patient accounts receivable are uncollateralized patient obligations that are stated at the amount we expect to collect from outstanding balances. These obligations are primarily from patients, most of whom are insured under third-party payor agreements. Park Dental Partners, Inc. provides billing and collection services on behalf of the affiliated dental practices. We typically bill third-party payors on the patients’ behalf, or if a patient is uninsured, the patient is billed directly. Once claims are settled with the third-party payors, patients are billed for the remaining balance or reimbursed if overpayment was received. Payments on accounts receivable are applied to the specific claim identified on the remittance advice or statement. Park Dental Partners, Inc has the right to apply finance charges on patient past due accounts 90 days or older.

Dental services revenue is generally recognized as services are provided and reported at estimated net realizable amounts due from patients, third party payors and others for services rendered. Through our billing system, we record and report dental service revenue for each patient at rates that reflect the amount expected to be collected, based on unique fee schedules for each insurance plan which include pre-determined contractual rates with the insurance providers and co-payments and deductibles to be received from patients.

Our affiliated dental practices have agreements with third-party payors that typically provide for payments at amounts less than our established charges. Payment arrangements with major third-party payors consist of the following: (1) Medicaid: services are generally paid at prospectively determined rates per charge, per occasion of service, or per covered member and (2) Commercial insurance: payment agreements with certain insurance carriers provide for payment using prospectively agreed contractual rates per charge, discounts from established charges, and fee schedules.

We bill third party payors at our usual and customary rates and record an estimated allowance for price concessions and to align the net receivables presented to our best estimate of contractual rates to adjust for amounts that we expect will not be collected based on the contracts with the third party payors.

The process of estimating the ultimate amount of revenue to be collected is subjective and requires the application of judgment based on many factors, including contractual reimbursement rates, the determination of covered and uncovered benefits under the insurance plans and other relevant information. As a result of the inherent complexity of these calculations, our actual revenues, net income, and accounts receivable could vary from the amounts reported. For fiscal 2025, a one percent change in contractual allowances, with no offsetting changes to billings or procedure mix, would impact revenue by approximately 20 basis points.

Accounts receivable are presented net, and are reduced by contractual allowances and implicit price concessions that reflect our best estimate of the amounts that will not be collected. We calculate revenue and associated receivables utilizing contractual terms of third-party payer reimbursement agreements. In addition, we estimate uncollectible amounts, primarily for uninsured patients and amounts patients are personally responsible for, through a reduction in revenue and accounts receivable based on our assessment of historical collection experience, trends for each of its major payor sources of revenue, and the current status of the aging of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off. Write-offs have historically trended less than one (1%) percent of revenue. For fiscal 2025, a one percent change in write-offs would impact gross profit by less than $0.1 million.

Receivables are presented in the accompanying consolidated balance sheet, net of allowances for contractual adjustments, concessions, and reserve for uncollectible accounts. At December 31, 2025 net accounts receivable were $7.0 million, after contractual allowances, concessions, and reserves for uncollectible accounts of $4.9 million. At December 31, 2024 net accounts receivable were $7.4 million, after contractual allowances, concessions, and reserves for uncollectible accounts of $6.7 million. The contractual allowance and reserve for uncollectible accounts represents 41.0% and 47.7% of gross accounts receivable, at December 31, 2025 and 2024, respectively.

The overall decrease in the allowance at December 31, 2025 is primarily attributable to resolving issues that had been caused by our transition to a new dental practice management and billing system in 2024, which had reduced automation functionality for applying contractual allowances to clear the remaining billing, and for providing monthly statements and overdue collection notices. We estimate the allowance for these delayed-billing receivables by applying our historical collection rates for receivables with similar aging characteristics.

Goodwill is assessed for impairment annually as of October 1, and more frequently if events or changes in circumstances indicate that the asset might be impaired such as a when experiencing a sustained decline in the Company’s stock price, or prolonged negative industry or economic trends. The impairment test is performed at the reporting unit level, which has been determined to be the consolidated entity level. When testing goodwill for impairment, the Company may first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, the Company considers the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment indicates goodwill impairment is more likely than not, additional quantitative analysis is performed. The Company may also elect to skip the qualitative testing and proceed directly to the quantitative testing.

We performed a qualitative assessment of our single reporting unit during 2025, which included the evaluation of macroeconomic conditions, industry and market factors, and entity-specific events including our financial performance. Based on our assessment, we concluded that it was more likely than not that the estimated fair value of our reporting unit was in excess of its carrying value, including goodwill, and concluded no impairment existed.

We performed a quantitative analysis of our single reporting unit during 2024, which included a test measuring the fair value of the reporting unit and comparing it to the carrying value, including goodwill. We estimate the fair value of our reporting unit using a discounted cash flow method which includes assumptions about a wide variety of internal and external factors. Assumptions used in the discounted cash flow method included financial projections of free cash flow, including revenue trends, terminal growth trends, and discount rates. Based on our analysis, we determined no impairment existed.

Equity-Based Compensation Plans. The 2023 Restricted Stock Plan, and 2023 Equity Incentive Plan allow us to grant equity-based awards to certain employees, consultants and directors. We granted our employees equity-based incentive awards in the form of restricted shares. Prior to our initial public offering, we measured equity-based compensation expense for equity-based awards based on the estimated fair value of those awards on the date of grant determined using market information, as discussed further below.

Restricted stock awards granted prior to December 4, 2025 vested 25% upon the closing of our initial public offering of our Common Stock with the remaining grant vesting at the rate of 6.25% on each subsequent calendar quarter for the following 12 quarters. In the event of a change in control, the restricted shares vest immediately upon the date of the change of control. In addition, certain of these restricted stock awards contain provisions that allow for accelerated vesting in circumstances, such as proper notice of voluntary retirement, in accordance with the terms of the applicable award agreements. Share based compensation cost to employees and doctors employed by our affiliates is measured at the date of grant, based on the calculated fair value of the share based award, and will be recognized as expense over the requisite service period (generally the vesting period of the award). The 2023 Restricted Stock Plan was terminated with respect to future awards effective April 23, 2025. Restricted stock awards granted after December 4, 2025 vest annually over four years, with 25% vesting on each of the first four anniversaries of the grant date.

Prior to the completion of our IPO, the fair value of our equity-based awards was determined by our Board, with input from management and third-party valuations, as there was no public market for our Common Stock. In the absence of a public trading market of our Common Stock, our Board considered numerous objective and subjective factors to determine the best estimate of the fair value of our Common Stock at each incentive unit grant date, including:

●	Independent third-party valuation of our shares
●	the lack of marketability of our shares

In valuing our shares, the Board determined the value using the income, market and cost approach valuation methods.

The income approach estimates value based on the present worth of future economic benefits to be derived from ownership. Value indications were developed by discounting expected future net cash flows to their present worth at market-based rates of return. The market approach estimates value based on applying valuation multiples derived from an analysis of recent comparable sales or offerings and applying similar ratios to our financial results. The cost approach estimates value based on the summation of the fair market values of the organization’s net assets.

In the valuation of shares, the income, market and cost approach were considered and weighted, as applicable, based on their appropriateness considering relevant facts and circumstances.

We also considered an appropriate discount adjustment to recognize the lack of marketability and liquidity due to the fact that owners of private companies do not have access to trading markets similar to shareholders of public companies. The discount for marketability was determined using the quantitative marketability discount model.

Application of these approaches involves the use of estimates, judgments, and assumptions that are highly complex and subjective, such as those regarding our expected future revenue, expenses, and future cash flows, discount rates, discount for lack of marketability, market multiples, the selection of comparable companies, and the probability of possible future events. Changes in any or all of these estimates and assumptions or the relationships between those assumptions impact our valuations as of each valuation date and may have a material impact on the valuation of our restricted shares.

For equity award valuations after the completion of our IPO, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on the Nasdaq stock exchange. We recognize the impact of forfeitures in equity-based compensation expense when they occur.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities with a single reportable segment to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We adopted the standard effective January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis, with early adoption permitted. We adopted the standard effective January 1, 2025.

Other Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact ASU 2024-03 will have on our disclosures.

ITEM 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Park Dental Partners, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Park Dental Partners, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, shareholders' equity (deficit), and cash flows, for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 25, 2026

We have served as the Company’s auditor since 2022.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	At December 31,	At December 31,
	2025	2024
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,185	$2,672
Accounts receivable – net of allowance	6,991	7,401
Dental supplies	930	887
Income taxes receivable	2,830	228
Prepaid expenses and other current assets	1,966	1,391
Total current assets	37,902	12,579
OTHER ASSETS:
Property and equipment – net	29,286	30,063
Cash surrender value of life insurance	19,243	16,045
Intangible assets – net	11,182	11,068
Goodwill	17,178	16,559
Deferred income taxes	18,849	18,158
Lease right of use asset	44,542	44,396
Other assets	1	1
Total other assets	140,281	136,290
TOTAL ASSETS	$178,183	$148,869
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$6,291	$4,663
Accrued payroll and benefits	14,564	12,425
Deferred compensation - short term	2,152	1,505
Accrued taxes	1,220	1,981
Deferred revenue	1,411	1,432
Current debt	1,895	1,915
Current portion of lease liability	6,711	6,310
Other current liabilities	1,489	972
Total current liabilities	35,733	31,203
LONG-TERM LIABILITIES:
Lease liability	41,659	41,954
Non-qualified deferred compensation plan	22,297	19,788
Deferred compensation - other plans	46,120	47,766
Long-term debt	10,085	11,979
Other long-term liabilities	486	478
Total long-term liabilities	120,647	121,965
Total liabilities	$156,380	$153,168
Commitments and contingencies (Note 12)
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,247,018 and 1,796,399 shares issued and outstanding at December 31, 2025 and 2024, respectively	$1	$1
Additional paid-in capital	28,627	1,521
Treasury stock	(737)	(91)
Accumulated shareholders’ deficit	(6,088)	(5,730)
Total shareholders’ equity (deficit)	21,803	(4,299)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$178,183	$148,869

See accompanying notes to consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Years Ended December 31,
	2025	2024
REVENUE	$244,494	$229,794
COST OF SERVICES
Salaries and benefits	155,207	140,741
Dental supplies and Laboratory fees	17,202	17,093
Office occupancy	16,187	15,519
Other practice expenses	14,366	13,471
Depreciation	7,861	7,291
TOTAL COST OF SERVICES	210,823	194,115
GROSS MARGIN	33,671	35,679
General and administrative expenses	31,905	25,470
Depreciation and amortization	1,516	1,544
OPERATING INCOME	250	8,665
INTEREST EXPENSE - NET	(1,170)	(1,449)
INCOME (LOSS) BEFORE TAX	(920)	7,216
PROVISION/(BENEFIT) FOR INCOME TAX	(562)	2,853
NET INCOME (LOSS)	$(358)	$4,363
Earnings (Loss) per share:
Basic	$(0.18)	$2.42
Diluted	$(0.18)	$2.42
Basic weighted-average number of common shares outstanding	1,944,469	1,806,449
Diluted weighted-average number of common shares outstanding	1,944,469	1,806,449

See accompanying notes to consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

(in thousands)

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-	Shareholders’
	Stock	Stock	(Deficit)	in Capital	Equity (Deficit)
January 1, 2024	$1	$—	$(3,351)	$1,055	(2,295)
Share based compensation	—	—	—	529	529
Share Repurchase	—	(91)	—	(63)	(154)
Dividends	—	—	(6,742)	—	(6,742)
Net income (loss)	—	—	4,363	—	4,363
January 1, 2025	1	(91)	(5,730)	1,521	(4,299)
Share based compensation	—	—	—	8,811	8,811
Share Repurchase	—	(646)	—	(58)	(704)
Share Issuance	—	—	—	18,353	18,353
Net income (loss)	—	—	(358)	—	(358)
December 31, 2025	$1	$(737)	$(6,088)	$28,627	$21,803

See accompanying notes to consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended
	December 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(358)	$4,363
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,377	8,835
Deferred income taxes	(691)	779
Change in cash surrender value of life insurance	(1,608)	(1,315)
Loss on disposal of property and equipment	94	89
Noncash lease expense	(40)	(246)
Share based compensation	8,811	529
Changes in operating assets and liabilities
Accounts receivable	411	1,530
Income taxes receivable	(2,603)	30
Prepaid rent	—	637
Prepaid expenses and other current assets	(587)	66
Accounts payable and other accrued liabilities	1,126	(1,422)
Accrued payroll and benefits	2,139	582
Deferred compensation	1,510	1,878
Accrued taxes	(761)	377
Deferred revenue	(21)	(54)
Other liabilities	831	(189)
Net cash flows from operating activities	17,630	16,469
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	$(7,341)	$(6,156)
Proceeds from sale of property and equipment	—	1
Life insurance premiums paid	(1,590)	(606)
Payments for purchases of dental practices	(1,717)	(910)
Net cash flows used in investing activities	(10,648)	(7,671)
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Gross borrowings on line of credit	$14,903	$63,239
Gross repayments on line of credit	(14,903)	(73,515)
Dental practice purchase installment payments	(648)	(844)
Net change in checks issued in excess of cash balances	490	(143)
Proceeds from term loan	—	13,000
Payments of long-term debt	(1,915)	(1,493)
Payments of capital lease obligation	(45)	(32)
Proceeds from initial public offering, net of offering costs	18,353	—
Cash paid for share repurchase	(704)	(154)
Dividends paid	—	(6,742)
Net cash flows from (used in) financing activities	15,531	(6,684)
NET CHANGE IN CASH AND CASH EQUIVALENTS	22,513	2,114
CASH AND CASH EQUIVALENTS – Beginning of year	2,672	558
CASH AND CASH EQUIVALENTS – End of year	$25,185	$2,672
SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the year for:
Interest	$1,278	$1,143
Income taxes	$3,486	$1,806
Purchases of property and equipment in accounts payable	$672	$274

See accompanying notes to consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF AND FOR THE YEARS ENDED DECEMBER 31, 2025 and 2024

(Amounts in thousands, except share and per share amounts)

1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — We are a dental resource organization that provides administrative and other business support services to affiliated general and multi-specialty dental practices. We currently have exclusive long-term agreements with the following affiliated dental practices — PDG, P.A., Dental Specialists of Minnesota, PLLC and Orthodontic Specialists of Minnesota, PLLC, (together “affiliated dental practices”). We currently support 214 dentists across 86 practice locations. As a result of our exclusive, long-term agreements with our affiliated dental practices, our consolidated financial results include the consolidated results of the affiliated dental practices, in which we do not hold an equity interest. References to “we”, “us”, and “our” refer to Park Dental Partners, Inc. and our affiliated general and multi-specialty dental practices PDG, P.A. (“PDG”), Dental Specialists of Minnesota, PLLC (“TDS”), and Orthodontic Specialists of Minnesota, PLLC (“The Dental Specialists Orthodontics”). PDG, TDS, and The Dental Specialists Orthodontics provide general and specialty dental care services to patients throughout the Minneapolis/St. Paul metropolitan area; Rochester, Minnesota; Duluth, Minnesota; Sartell, Minnesota; western Wisconsin; and Phoenix, Arizona.

In 2023, shareholders of our affiliated dental practices established a dental resource organization 100% owned by dentists and management, through the creation of Park Dental Partners, Inc. and transitioned to our current operating structure with each holder of previously outstanding interests in PDG, TDS and The Dental Specialists Orthodontics exchanging substantially all their interests for shares of Park Dental Partners, Inc. common stock. Upon formation Park Dental Partners, Inc. issued Class A-1, Class A-2, Class A-3 (collectively ‘Class A’) and Class B common stock. Subsequently in 2024, Park Dental Partners, Inc. shareholders voted to eliminate the Class B shares. In August 2025, the shareholders of Park Dental Partners, Inc. approved the conversion of all previously outstanding Class A-1, Class A-2 and Class A-3 shares to new Common Stock on a 1:1 basis. The conversion had no impact on the number of outstanding shares or number of weighted average basic or diluted outstanding shares.

Common control transactions are not accounted for at fair value. Rather, common control transactions are generally accounted for at the carrying amount of the net assets or equity interests transferred.

Initial Public Offering — On December 4, 2025, Park Dental Partners, Inc. completed its initial public offering (“IPO”), pursuant to which Park Dental Partners, Inc. issued and sold an aggregate of 1,535,000 shares of its common stock at the IPO price of $13.00 per share, resulting in net proceeds of $18,353 after deducting underwriting discounts and other underwriting costs of $1,602. Refer to Note 11 – Shareholders’ Equity (Deficit) for further information.

Principles of Consolidation — We evaluate ownership, contractual and other interests in entities to determine if we have any variable interest in variable interest entities (“VIEs”). These evaluations are complex, involve judgment, and the use of estimates and assumptions based on available historical information, among other factors. We assess control through means other than voting rights, i.e., a variable interest, and determine which business entity is the primary beneficiary of the VIE. The Company consolidates VIEs when it is determined that the Company is the primary beneficiary of the VIE. We perform ongoing reassessments of whether changes in the facts and circumstances regarding our involvement with a VIE will cause the consolidation conclusion to change.

Use of Estimates in Preparation of Consolidated Financial Statements — The preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that directly affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Critical estimates include the determination of contractual allowances as included in the recognition of accounts receivable and revenue, goodwill impairment and share-based compensation. These estimates, assumptions and judgments are evaluated on an ongoing basis and based on historical experience, current conditions, and various other assumptions, and form the basis for estimating the carrying values of assets and liabilities. Actual results may differ from these estimates.

Segment Reporting — We manage our operations on a company-wide basis, rather than at a product or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. Our segment derives revenues by providing general and specialty dental care services to patients. All financial information provided in the consolidated financial statements pertains to this single operating segment. All Company assets are located in the United States.

Our chief executive officer and chairman is the chief operating decision maker (“CODM”). The CODM uses financial information at the consolidated level, including net income, gross margin, and Adjusted Earnings Before Interest Tax, Depreciation and Amortization (“Adjusted EBITDA”), to assess performance and make key operating decisions, including approving annual operating plans, expanding into new markets, or pursuing business acquisitions. Net income and Adjusted EBITDA are used to monitor budget versus actual results, as well as trends versus historical performance, which are the CODM’s primary considerations to assess performance. There are no segment managers who are held accountable by the CODM for operating results at levels or components below the consolidated unit level. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our CODM does not review segment assets at a different asset level. Only the CODM has overall responsibility and accountability for the profitability and cash flows of the Company.

Cash and Cash Equivalents — Cash and cash equivalents includes cash on hand, and all highly liquid investments with an original maturity of 90 days or less.

Dental Supplies — Dental supplies are valued at cost, using the first-in, first-out method.

Property and Equipment — Property and equipment purchases are recorded at cost. Depreciation is provided over the estimated useful life of each class of depreciable asset and is computed using the straight-line method. Estimated useful lives range from 3 to 7 years for computers, vehicles, equipment, and furniture, 15 years for signage, and 20 years for buildings. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Cash Surrender Value of Life Insurance — In connection with our non-qualified deferred compensation plan, we are the beneficiary of corporate owned life insurance policies on several affiliated dentists and leadership. The face value of the policies is $43,500 at December 31, 2025, and December 31, 2024.

Trademarks and Patient Lists — Our definite-lived intangible assets, which include trademarks and patient lists (refer to Note 2— Acquisitions), are capitalized and amortized over 15 years on a straight-line basis.

Goodwill — Goodwill is recognized for the excess of the purchase price over the fair value of tangible and identifiable intangible net assets of businesses acquired. Goodwill is assessed for impairment annually at the reporting unit level, which has been determined to be the consolidated entity level. When testing goodwill for impairment, we first assess qualitative factors to determine if it is more likely than not the carrying value of a reporting unit exceeds its estimated fair value. During a qualitative analysis, we consider the impact of changes, if any, to the following factors: macroeconomic, industry and market factors; cost factors; changes in overall financial performance; and any other relevant events and uncertainties impacting a reporting unit. If the qualitative assessment indicates goodwill impairment is more likely than not, additional quantitative analysis is performed. We may also elect to bypass the qualitative testing and proceed directly to the quantitative testing. The annual impairment test for goodwill was completed as of October 1, 2025 and 2024. The 2025 annual assessment was completed under qualitative assessment of our single reporting unit and we concluded it was not more likely than not that the carrying value of our reporting unit was in excess of its estimated fair value, and concluded no impairment existed. The 2024 annual assessment was a quantitative assessment under which it was determined the reporting unit has fair value substantially in excess of the carrying value, thus no impairment adjustment was deemed necessary.

Other Current Liabilities, and Other Long-Term Liabilities — Other current liabilities, and other long-term liabilities include insurance and patient refunds, finance lease obligations, deferred rent, and practice acquisition installment notes. Practice acquisition installment notes are generally payable between 12 – 48 months after the date of the acquisition. The total liability of outstanding practice acquisition installment notes as of December 31, 2025, and December 31, 2024, included within the consolidated balance sheet was $956 and $1,141, respectively, of which, the current portion recorded within other current liabilities was $505 and $668, respectively. The following table provides details of the Company’s liability for outstanding practice acquisition installment notes:

	As of December 31,
	2025	2024

	(in thousands)
Practice acquisition installment notes – beginning balance	$1,141	$1,669
Additions related to acquisitions	388	390
(Forfeiture) / Reinstatement	75	(74)
Payments advanced to seller	(648)	(844)
Practice acquisition installment notes – ending balance	$956	$1,141

Deferred Compensation — We’ve entered into certain deferred compensation arrangements whereby portions of compensation, primarily to our affiliated dentists, are deferred and paid in later periods. The deferred compensation amounts are charged to expense over the required service period. Refer to Note 10 — Deferred Compensation for further information.

Revenue Recognition — Our affiliated dental practices generate their revenue from services provided to patients. Generally, dental practices bill the patients and third-party payors after the services are performed. Revenue is recognized as performance obligations are satisfied. Patient care service revenue is reported at the amount that reflects the consideration to which the affiliated dental practices estimate to be entitled in exchange for providing patient care. These consideration amounts are due from patients and third-party payors (including dental insurers and government sponsored programs), and others and include variable consideration. Our affiliated dental groups determine the transaction price, which involves significant estimates and judgment, based on standard charges for goods and services provided, reduced by contractual allowance provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and implicit price concessions based on its historical collection experience for each patient portfolio based on payor classes and service types. We regularly review data about these major payor sources of revenue in evaluating the sufficiency of the contractual allowance and implicit price concessions. Performance obligations are determined based on the nature of the services provided. For general dental care services, the performance obligations are satisfied as the patient simultaneously receives and consumes the benefits provided as the services are performed. Revenue from performance obligations satisfied over time is recognized based on total expected or actual services allocated to each performance obligation. Generally, performance obligations satisfied over time relate to patients receiving orthodontic services. For these services we measure the performance obligation from initial execution of the contract to the point when there are no further services required for the patient. Typically, revenue is recognized within 12-months of the commencement of services. In addition, our affiliated dental practices offer a direct-to-consumer dental care subscription for patients without dental insurance, which provides reduced costs for patient care over a 12-month period. Materially all deferred revenue at the end of a fiscal year is recognized within the subsequent 12-month period. The subscription revenue is deferred and recognized over the period of care. We believe that these methods provide an accurate depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligations.

Per the administrative resource agreements, Park Dental Partners, Inc. bills the affiliated dental practices for business and administrative services. However, this revenue and related expenses are eliminated in the financial statement consolidation process.

Our affiliated dental practices have agreements with third-party payors that typically provide for payments at amounts less than standard established charges. A summary of the payment arrangements with major third-party payors consists of the following:

●	Medicaid: services are generally paid at prospectively determined rates per charge, per occasion of service, or per covered member.
●	Commercial insurance: payment agreements with certain insurance carriers provide for payment using prospectively determined rates per charge, discounts from established charges, and fee schedules.

Our patient service revenue, net of allowances, implicit price concessions and discounts, recognized from these major payor sources and patients was as follows:

	For the Year Ended December 31,
	2025	2024

	(in thousands)
Third-party payors	$166,683	$158,626
Patients	77,811	71,168
Total all payors	$244,494	$229,794

Patient Receivables and Credit Policy — Patient accounts receivable are uncollateralized patient obligations that are stated at the amount we expect to collect from outstanding balances. These obligations are primarily from local patients most of whom are insured under third-party payor agreements. Park Dental Partners, Inc. provides billing and collection services on behalf of the affiliated dental practices. Park Dental Partners, Inc. bills third-party payors on the patients’ behalf, or if a patient is uninsured, the patient is billed directly. Once claims are settled with the third-party payors, patients are billed for the remaining balance. Payments on accounts receivable are applied to the specific claim identified on the remittance advice or statement. Park Dental Partners, Inc. and its affiliated dentists have a policy of assessing a finance charge of 8% on patient past due accounts 90 days or older.

Carrying amounts of accounts receivable are reduced by contractual allowances and implicit price concessions that reflect management’s best estimate of the amounts that will not be collected. We provide for contractual adjustments under terms of third-party reimbursement agreements through a reduction of gross revenue and a credit to a contractual valuation allowance. In addition, we provide for probable uncollectible amounts, primarily for uninsured patients and amounts patients are personally responsible for, through a reduction in gross revenue and a credit to a valuation allowance based on its assessment of historical collection experience, trends for each of its major payor sources of revenue, and the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and credit to patient accounts receivable. Contractual allowances, concessions, and reserves for uncollectible accounts were $4,864 and $6,747 at December 31, 2025 and 2024, respectively. In 2024 we experienced an increase in the allowance primarily attributable to our transition to a new dental practice management and billing system which had reduced automation functionality for applying contractual allowances to clear the remaining billing, and for providing monthly statements and overdue collection notices. The delays resulted in customers not being billed until after substantial time had passed from the date services were initially provided. This resulted in increased uncertainty regarding our ability to collect outstanding receivables from the period impacted by the decrease in automation and the larger allowance recognized at December 31, 2024. In order to estimate increase in the allowance as a result of the delays in billing and sending overdue collection notices, we utilized historical collection rates for similarly aged receivables. In 2025, in conjunction with assistance from our service provider, we were able to resolve the issues which had resulted in delays in billing customers and sending overdue notices.

Deferred Revenue — Deferred revenue is comprised of performance obligations satisfied over time which have not yet been completed, primarily related to orthodontic and dental subscription services.

Changes in deferred revenue were as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred revenue - beginning balance	$1,432	$1,487
Recognition of prior year deferred revenue in the current year	(1,393)	(1,455)
Deferral of revenue	1,372	1,400
Deferred revenue - ending balance	$1,411	$1,432

Disaggregation of Revenue — The majority of our services are affiliated dental practice services which share similar patients and delivery of services. All revenue is generated in the United States. The principal components that comprise the Company’s service revenues are as follows:

●	General Dentistry Services, including dentist and hygiene revenues; and
●	Specialty Dentistry Services, including oral surgery, periodontics, pediatric dentistry, prosthodontics, endodontics, and orthodontics.

Refer to Note 3 — Revenue for further revenue disaggregation information.

Specified Expense Items — Significant segment level expense information provided to the CODM is consistent with our consolidated statements of operations, as supplemented by the specified expense items provided to the CODM and disclosed in the table below:

	For the year ended
	December 31,
	2025	2024

	(in thousands)
Salaries and Benefits
Doctor Compensation and Benefits	$65,961	$61,785
Clinical Team Member Salaries and Benefits	89,246	78,956
Total Salaries and Benefits	$155,207	$140,741
Other Practice Expenses
MinnesotaCare Tax	$4,391	$4,092
Other expenses of practices(1)	9,975	9,379
Total – Other Operating expense	$14,366	$13,471

(1)	Other expenses of practices includes software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance, and other operating costs.

Cost of Services — Cost of services includes clinical team member costs and benefits, dental supplies and laboratory fees, office occupancy, depreciation associated with practice assets, and other practice expenses. Advertising costs at the practice level charged to cost of services in the consolidated statement of operations were $332 for 2025 and $425 for 2024.

Operating Expenses — Operating expenses include general and administrative expenses and resource support center depreciation and intangible amortization of non-practice related assets. Advertising costs associated with the broader organization that are charged to general and administrative expense in the consolidated statement of operations were $1,716 in 2025 and $1,873 in 2024.

Lease Arrangements — We determine if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether we obtain substantially all of the economic benefits from and have the ability to direct the use of the asset. Leases with an initial term of twelve months or less are not recorded on the balance sheet. At the lease commencement date, we recognize a lease liability and a right of use (“ROU”) asset representing our right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments and the ROU asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives, and initial direct costs.

Our leases require other payments such as costs related to service components, real estate taxes, common area maintenance, and insurance. These costs are generally variable in nature and based on the actual costs incurred and required by the lease. As we have elected to not separate lease and non-lease components for all classes of underlying asset, all variable costs associated with the lease are expensed in the period incurred and presented and disclosed as operating expenses. Our lease agreements do not contain any residual value guarantees or restrictive financial covenants. We do not have any leases that have not yet commenced that create significant rights and obligations for the lessee.

A lessee is required to use the rate implicit in the lease when measuring the lease liability and ROU asset, unless that rate is not readily determinable. We use our incremental borrowing rate (“IBR”) as the lease discount rate.

Income Taxes — Park Dental Partners, Inc., PDG, TDS and TDS are taxed as a C corporation.

Deferred income tax assets and liabilities are computed for differences between the financial and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Items with differences between financial and income tax bases include the basis of property and equipment, goodwill, and deferred compensation. Valuation allowances are established when necessary to reduce deferred income tax assets to the amount expected to be realized.

Accounting principles for uncertainty in income taxes require the threshold for recognizing the benefits of tax return positions in the consolidated financial statements as “more likely than not” to be sustained by the taxing authority and require measurement of a tax position meeting the more-likely-than-not criterion, based on the largest benefit that is more than 50% likely to be realized. We had no unrecognized tax benefits as of December 31, 2025, and December 31, 2024. We recognize interest and penalties related to uncertain tax positions in income tax expense. We did not incur any interest or penalties for the year ended December 31, 2025.

Our federal and state income tax returns are subject to examination by the IRS and state jurisdictions, generally for three years after they were filed. In addition, all amended federal and state income tax returns are also subject to examination.

Health Insurance — We participate in a self-insured program for a portion of medical benefits offered to employees and affiliated dental practices. As part of the self-insured program, we contract with an insurance carrier for claims administration that includes a provision for reimbursing for excess losses above specified limits, as defined in the contract. Included in accrued payroll and benefits liabilities in the accompanying consolidated balance sheet were reserves for claims estimated to be payable in connection with the self-insured program of approximately $1,200 at December 31, 2025, and $1,103 at December 31, 2024.

Recently Adopted Accounting Pronouncement — In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires public entities with a single reportable segment to disclose significant segment expenses that are regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, the amount and composition of any other segment items, the title and position of the CODM, and how the CODM uses the reported measure(s) of a segment’s profit or loss to assess performance and decide how to allocate resources. The guidance is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. We adopted the standard effective January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis, with early adoption permitted. We adopted the standard effective January 1, 2025.

Recently Issued Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact ASU 2024-03 will have on our disclosures.

2.ACQUISITIONS

In 2025, our affiliated dental practices acquired three single-location dental practices and were accounted for under the acquisition method. One acquisition occurred in June 2025, while two of these acquisitions occurred in December 2025. The final total purchase consideration for the acquired practices was $2,105, of which $1,717 was settled in cash and $388 in practice acquisition installment notes. The acquired practices provide general dental services, two located in the Minneapolis/St. Paul metropolitan areas, and one located in Arizona. In 2024, our affiliated dental practices acquired two dental practices. The practices provide general dental services in the Minneapolis/St. Paul metropolitan areas. The final purchase consideration for the practices was $1,300. We financed these acquisitions with cash of $910 and practice acquisition installment notes of $390. Practice acquisition installment notes are generally payable between 12 and 48 months after the date of acquisition. Acquisitions in 2025 and 2024 were accounted for in accordance with the acquisition method under ASC 805, Business Combinations.

The results of operations and financial condition of acquired entities have been included in our consolidated results as of the date of acquisition. For the years ended December 31, 2025, and December 31, 2024, the acquired entities’ impact on revenues and net earnings was not material. Unaudited pro forma revenues and net earnings for the years ended December 31, 2025, and December 31, 2024, as if the business combinations had occurred on the first of the year, were immaterial for the periods.

Goodwill arising from the acquisitions consists largely of the synergies and economies of scale expected from increased revenue and cost reductions. For 2025, approximately $6 of the goodwill is deductible for income tax purposes. For 2024, approximately $11 of the goodwill is deductible for income tax purposes.

The following table summarizes the consideration paid, assessment of assets acquired and liabilities assumed, and resulting goodwill. Due to the closing of two of the transactions on December 31, 2025, management’s measurement of the fair values of acquired assets and assumed liabilities and purchase price allocation is preliminary and subject to finalization when valuations and final assessments of the fair value of acquired assets and assumed liabilities are completed in the measurement period (up to one year from the acquisition date). There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations, and such changes may result in changes in the opening balance sheet value of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period as the Company finalizes the valuations of certain tangible and intangible assets acquired, and liabilities assumed. We expect to complete the purchase price allocation during the first quarter of 2026.

	At December 31,
	2025	2024

	(in thousands)
Dental supplies	$30	$20
Property and equipment	226	220
Right of use lease asset	349	28
Patient lists	1,241	558
Goodwill	619	502
Right of use lease liability	(349)	(28)
Liabilities assumed	(11)	—
Assets acquired and liabilities assumed	$2,105	$1,300
Total purchase price	$2,105	$1,300
Issuance of amounts due to sellers – acquisitions	(388)	(390)
Cash paid in business combinations	$1,717	$910

On January 23, 2026, we completed the acquisition of a single-location general dental practice located in Tucson, Arizona. The final total purchase consideration for the acquired practice was $1,775. The results of operations and financial condition of the entity will be included in our consolidated results as of the date of the acquisition. This acquisition did not affect the Company’s financial position as of December 31, 2025.

3.REVENUE

Disaggregated Revenue Information — We view the following disaggregated disclosures as useful for understanding the composition of revenue:

	For the year ended December 31,
	2025	2024

	(in thousands)
General dentistry	$179,015	$170,809
Multi-Specialty dentistry	65,479	58,985
Revenue	$244,494	$229,794

4.CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to possible credit risk consist principally of accounts receivable and cash deposits in excess of insured limits.

Accounts receivable consist of amounts due from patients, their insurers, or governmental agencies for health care provided to the patients. The majority of patients are from Minneapolis/St. Paul, Rochester, Sartell, and Duluth, Minnesota, and western Wisconsin, and the surrounding areas.

The mix of receivables from patients and third-party payors are as follows:

	As of December 31,
	2025	2024
Patients	32%	31%
Third-party payors	68	69
Totals	100%	100%

For the years ended December 31, 2025, and December 31, 2024, one third-party payor and their affiliated entities accounted for 30% and 32%, respectively, of our consolidated net revenue.

Accounts receivable from one third-party payor and their affiliated entities accounted for 23% and 29% of total accounts receivable at December 31, 2025, and December 31, 2024, respectively.

We maintain a depository relationship with one primary financial institution. Operating cash requirements frequently require that amounts on deposit exceed Federal Deposit Insurance Corporation limits. We believe this financial institution has a strong credit rating and that credit risk related to these deposits is minimal. As of December 31, 2025, and December 31, 2024, cash deposits in excess of the federally insured amounts were $24,618 and $2,356, respectively.

5.PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Land	$46	$46
Buildings	140	140
Computer equipment	17,393	16,877
Furniture and fixtures, and signage	7,614	7,379
Dental equipment	49,707	46,053
Leasehold improvements	45,092	42,263
Total property and equipment	119,992	112,758
Less accumulated depreciation	90,706	82,695
Property and equipment – net	$29,286	$30,063

Depreciation expense in the consolidated statement of operations was $8,250 for 2025 and $7,738 for 2024. All assets of the Company are held in the United States of America.

6.GOODWILL AND INTANGIBLE ASSETS

Goodwill and intangible assets consisted of the following:

	As of December 31,
	2025	2024

	(in thousands)
Goodwill
Balance – beginning	$16,559	$16,057
Goodwill acquired	619	502
Balance – ending	$17,178	$16,559

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	1,950	$—
Patient lists	17,899	6,717	11,182
Total intangible assets	$19,849	$8,667	$11,182

	December 31, 2024
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	$1,950	$—
Patient lists	16,658	5,590	11,068
Total intangible assets	$18,608	$7,540	$11,068

Trademark and patient lists amortization was $1,127 in 2025 and $1,097 in 2024. Trademarks are fully amortized and continue to be used in operations.

Amortization expense on amortizable intangible assets for each of the next five years and thereafter is as follows:

For the Year Ended
December 31,
(in thousands)
2026	$1,193
2027	1,193
2028	1,194
2029	1,052
2030	1,019
Thereafter	5,531
Total	$11,182

7.INCOME TAXES

All earnings (loss) prior to the application of income taxes were derived through the conduct of business within the United States. The company currently does not have foreign operations.

The components of the provision (benefit) for income taxes consisted of the following:

	For the Year Ended
	December 31,
	2025	2024

	(in thousands)
Current:
Federal	$53	$1,579
State	82	489
Total current	135	2,068
Deferred:
Federal	(496)	567
State	(201)	218
Total deferred	(697)	785
Totals	$(562)	$2,853

Minnesota is the only state exceeding 50% of state tax expense. For the 2025 and 2024 calendar years, Minnesota represented greater than 95% of the state taxes reported. As such, all other state jurisdictions are de minimis.

Deferred income taxes reflect the net tax effects of temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and are as follows:

	As of December 31,
	2025	2024

	(in thousands)
Deferred tax assets:
Deferred compensation	$20,283	$20,021
Lease liability	13,903	13,691
Accrued compensation	872	1,495
Allowance for contractual adjustment and bad debts	446	344
Net operating loss carryforward	1,340	—
Other	856	839
Total deferred tax assets	37,700	36,390
Deferred tax liabilities:
Lease right of use asset	12,802	12,579
Intangible assets	3,289	3,051
Fixed assets	2,241	2,226
Prepaids	519	376
Total deferred tax liabilities	18,851	18,232
Net deferred tax assets	$18,849	$18,158

The valuation allowance for deferred tax assets as of December 31, 2025, and 2024, was $0. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. We believe it is more likely than not that we will realize the benefits of these deductible differences. Recognized net operating loss carryforwards do not have an expiration. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates in effect for the year the temporary differences are expected to be recovered or settled. Tax rate changes affecting deferred tax assets and liabilities are recognized in income at the enactment date.

Cash paid for income taxes during the years ended December 31, 2025 were as follows:

For the Year Ended
December 31,
2025
(in thousands)
US Federal	$2,100
US State*	1,386
Total Income Tax Payments	$3,486
*All State cash payments in 2025 were to the State of Minnesota

The following is a reconciliation of the U.S. federal statutory tax to actual income tax expense:

	For the Year Ended
	December 31,
	2025		2024
	Amount	Rate	Amount	Rate

	(in thousands, except for percentages)
Pretax Book Income (Loss)	$(920)		$7,216
US Federal Statutory Tax	(193)	21.0%	1,515	21.0%
Nontaxable Items:
Change in Cash Surrender Value of Life Insurance Policies	(672)	73.0%	(387)	(5.4)%
Nondeductible Transaction Costs	524	(57.0)%	84	1.2%
Share Based Compensation	(437)	47.5%	—	0.0%
Nondeductible 162(m) Officer Compensation	142	(15.4)%	—	0.0%
Other Nondeductible Items	61	(6.6)%	62	0.9%
State Income Tax Provision, Net Effect on US Federal Tax	(131)	14.2%	741	10.3%
Return to Provision Differences	2	(0.2)%	577	8.0%
Deferred Adjustments	87	(9.5)%	205	2.8%
Other Provision Adjustments	55	(6.0)%	56	0.8%
Total Income Tax Expense (Benefit)/Rate	$(562)	61.1%	$2,853	39.5%

State taxes substantially all relate to Minnesota for the years presented.

The Company did not have any outstanding uncertain tax positions as of December 31, 2025 or December 31,2024. There were no changes in the methodology used for measuring deferred tax assets and liabilities during the year.

The Company files income tax returns in the U.S. federal jurisdiction, as well as a small number of state jurisdictions. As of December 31, 2025, the Company’s federal and state income tax returns for the years 2022 through 2024 are open to examination by the Internal Revenue Service.

8.LINE OF CREDIT

At December 31, 2025, we had a $15,000 line of credit with a bank bearing interest at the one-month SOFR plus 2.00%. In 2025, activity on the line of credit included advances of $14,903 and repayments of $14,903. In 2024, activity on the line of credit included advances of $63,239 and repayments of $73,515. The line of credit balance at December 31, 2025, and December 31, 2024, was $0.

On March 27, 2024, we entered into a credit agreement with the bank which provides for a $13,000 term loan and a $15,000 line of credit with the right to request an additional $10,000. The line of credit matures in March 2027. The term loan matures in March 2029 and carries an interest rate equal to the one-month SOFR plus 2.10%. The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio, a total cash flow leverage ratio, and restriction on individual business combinations in excess of specified limits, as defined in the agreement. The loans are secured by all business assets of Park Dental Partners, Inc. and subsidiaries, and the affiliated dental practices. We were in compliance with all debt covenants as of December 31, 2025 and 2024.

On February 13, 2026, the Company entered into an amendment to its credit agreement. The amendment extends availability under the line of credit to March 27, 2029, updates certain financial covenants and definitions, and provides consent for the formation of a new subsidiary. Management does not expect the amendment to have a material impact on the Company’s liquidity or financial covenants.

9.LONG-TERM DEBT

Long-term debt consisted of the following:

	For the Year Ended December 31,
	2025	2024

	(in thousands)
Bank note payable	$9,750	$11,607
Subordinated notes payable	2,165	2,165
Notes payable to former dentist shareholders for the redemption of shares	65	122
Totals	11,980	13,894
Less – current maturities	1,895	1,915
Long-term portion	$10,085	$11,979

Scheduled principal payments on long-term debt at December 31, 2025, are summarized as follows:

For the Year Ended
December 31,
(in thousands)
2026	$1,895
2027	1,884
2028	1,857
2029	4,179
2030	—
Thereafter	2,165
Total	$11,980

Bank Note Payable

The Company maintains a $13,000 term loan with monthly principal payments of $155. The note matures in March 2029 and bears interest at a variable rate equal to one-month SOFR plus 2.10%. The loan is secured by all business assets of the Company. Interest expense related to the bank note payable totaled approximately $677 and $678 for the years ended December 31, 2025 and December 31, 2024, respectively.

Subordinated Notes Payable

The Company has outstanding subordinated notes payable with principal due at maturity and interest payable quarterly through October 1, 2037. Interest on the notes is equal to the greater of (i) 14% of the principal balance, (ii) an amount determined based on a formula using average dentist compensation, or (iii) a formula based on total revenue. The effective interest rate during the year ended December 31, 2025 and December 31, 2024, was 25.7% and 28.1%, respectively. Of the total subordinated notes payable, $2,012 is payable to shareholders and two related parties. These notes are secured by all business assets of the Company and are subordinated to the Company’s bank note payable and line of credit. Interest expense related to the subordinated debt agreements was approximately $556 and $607 for the years ended December 31, 2025 and December 31, 2024, respectively.

Notes Payable – Former Dentist Shareholder

The Company has issued notes payable to former dentist shareholders in connection with the redemption of their shares occurring prior to the Company’s initial public offering. The notes require principal and interest payments in 60 equal monthly installments. Interest is charged at the lesser of (i) 10% or (ii) 1% less than the prime rate published in The Wall Street Journal (Midwest Edition). Total principal payments made on these notes were $58 in 2025 and $100 in 2024. Interest expense related to notes payable to former dentist shareholders was approximately $7 and $13 for the years ended December 31, 2025 and December 31, 2024, respectively.

10.DEFERRED COMPENSATION

Park Dental Partners, Inc. and its affiliated dental practices have four deferred compensation plans. Only the Non-qualified Deferred Compensation Plan is still active, while balances in all other plans have been closed to new participation.

●	Active Deferred Compensation Plan:

Non-qualified Deferred Compensation Plans — We have adopted a non-qualified deferred compensation plan that provides participants the opportunity to defer compensation on a pretax basis. The agreement provides eligible participants with the option to receive payment in a lump sum distribution, or up to five annual installments. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participants are fully vested in employer credits after five years of service. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. In addition, we may make discretionary credits to the compensation account of an active participant at any time. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or through a qualified in-service distribution.

At December 31, 2025, the total deferred compensation liability related to the non-qualified plan was $22,992, of which $22,297, was presented as Non-qualified deferred compensation plan and $695 as Deferred compensation —short term. At December 31, 2024, the total deferred compensation liability related to the non-qualified plan was $20,177, of which $19,788 was presented as Non-qualified deferred compensation plan and $388 as Deferred compensation — short term. No employer discretionary credits were awarded during 2025. Discretionary credits of $14 were awarded during 2024.

●	Other Deferred Compensation Plans — Closed:

We have several deferred compensation plans which have been closed to new participants and service crediting which are described collectively as Deferred compensation plans — other.

Professional Employee Compensation Plans (the ‘PEC Plan’) — The PEC Plan provided for a deferred compensation benefit to certain employees of affiliated dental practices in the event of separation from service. The PEC Plan was frozen as of December 31, 2022, such that further additional compensation was granted under this plan. Of the outstanding PEC plan obligation, $4,203 was owed to former employees of affiliated dental groups at December 31, 2025, and $3,399 at December 31, 2024. The remaining obligation is to current employees of affiliated dental groups. Accordingly, no expense was recognized for this plan in 2025 or 2024.

Prior to being frozen, the PEC Deferred compensation benefit was based on a formula that incorporated EBITDA and adjusted gross revenues as defined by the plan. The PEC deferred compensation balance is payable to the participant over a period of five years from the date of separation. The maximum amount that may be required to be paid under the PEC Plan in each year is capped at 2% of the respective Company’s adjusted gross revenue, as defined in the agreements.

Equity Accumulation Plan (the ‘Accumulation Plan’) — The Accumulation Plan provided for benefit payments to participants after termination of employment because of death, permanent disability or attainment of age 65. Alternatively, the value of the participant’s vested account is paid following termination of employment at or after age 55 with 20 years of service. The Accumulation Plan was closed to new participants and service crediting or earnings on March 1, 2008.

At December 31, 2025, and December 31, 2024, the total deferred compensation liability related to the Accumulation Plan was $1,302 and $1,403, respectively. We do not anticipate any future compensation expense under the Accumulation Plan.

Phantom Equity Plan (‘Phantom Plan’) — The Phantom Plan provided certain clinical and nonclinical leaders with phantom equity awards. The plan provides for participants to receive benefits upon termination of employment, disability, death, a change-in-control event, as defined, or via a qualified in-service distribution election. The plan provides for annual installment payments over five years after separation of service, or upon in-service distribution election. The Phantom Plan was closed to new participants and service crediting or earnings in 2022.

At December 31, 2025, the sole remaining participant of the Phantom Plan is fully vested. At December 31, 2025, and December 31, 2024, the total deferred compensation liability related to the phantom equity plan was $1,657 and $1,862, respectively. There was no deferred compensation expense under the agreement in 2025 or 2024, and we do not anticipate any future compensation expense under the Phantom Plan.

The balance of Deferred compensation – other plans, which includes the professional employee compensation plan, equity accumulation plan, and the phantom equity plan, was $46,120 at December 31, 2025, and $47,766 at December 31, 2024. The short-term portion has been included in Deferred compensation — short term totaled $1,457 at December 31, 2025, and $1,116 at December 31, 2024. Payments made under the deferred compensation plan were $1,267 and $742, for the years ended December 31, 2025, and 2024, respectively.

The following table summarizes the composition of our Deferred compensation plans — other:

	Deferred Compensation – Other
	As of December 31, 2025
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation –
	Plans	Plan	Equity	Other Plans

	(in thousands)
Deferred compensation – Other plans	$43,497	$1,218	$1,405	$46,120
Deferred compensation – Short term	1,121	84	252	1,457
Total Liability	$44,618	$1,302	$1,657	$47,577

	Deferred Compensation – Other
	As of December 31, 2024
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation –
	Plans	Plan	Equity	Other Plans

	(in thousands)
Deferred compensation – Other plans	$44,760	$1,351	$1,655	$47,766
Deferred compensation – Short term	857	52	207	1,116
Total Liability	$45,617	$1,403	$1,862	$48,882

11.SHAREHOLDERS’ EQUITY (DEFICIT)

In May 2023, the shareholders of PDG, TDS, and The Dental Specialists Orthodontics voted to create a management company, Park Dental Partners, Inc. On October 1, 2023, owners exchanged substantially all their interest in PDG, TDS and The Dental Specialists Orthodontics for shares of Park Dental Partners, Inc.

Upon reorganization in 2023, authorized Park Dental Partners, Inc. shares were comprised of 100 million Class A-1, Class A-2, Class A-3 (collectively ‘Class A’) common shares, 1 million Class B common shares, and 5 million preferred shares. All stock has a par value of $0.0001 per share. Subsequently, in 2024, Park Dental Partners, Inc. shareholders voted to eliminate the authorized Class B shares. In August 2025, the shareholders of Park Dental Partners, Inc. approved the conversion of all previously outstanding Class A-1, Class A-2 and Class A-3 shares to new Common Stock on a 1:1 basis. The conversion had no impact on the number of outstanding shares or the number of weighted average basic or diluted outstanding shares. Each holder of common stock is entitled to one vote for each share of common stock held.

On December 4, 2025, Park Dental Partners, Inc. completed its IPO pursuant to which we issued and sold and aggregate 1,535,000 shares of its common stock at a public offering price of $13.00 per share. The Company received gross proceeds of approximately $19,955 before underwriting discounts, commissions, and offering expenses of $1,602. In addition, in connection with the IPO, Park Dental Partners, Inc. issued a warrant to the underwriters to purchase up to 92,100 additional shares of our common stock at an initial exercise price of $15.60 per share, subject to an initial lock-up period of 180 days. The warrants were recognized as equity classified and remained outstanding as of December 31, 2025 and were not yet exercisable. There were no outstanding warrants during the year ended December 31, 2024.

During 2024, the Park Dental Partners, Inc. Board of Directors approved two dividends totaling $6,742 to the holders’ of unrestricted common stock. During 2025, no dividends were paid to shareholders.

	Outstanding shares
	As of December 31,
	2025	2024
Total Common unrestricted shares	4,247,018	1,796,399

Restricted Stock (“RSs”) — Restricted Park Dental Partners, Inc. shares issued prior to our initial public offering vested 25% upon the closing of our initial public offering of our common stock on December 4, 2025, with the remaining award vesting at the rate of 6.25% on each subsequent calendar quarter over the following 12 quarters. In the event of a change in control, the restricted shares shall be vested immediately upon the date of the change in control. As it relates to awards issued prior to the IPO, the Company treats each vesting tranche as a separate award, and recognizes compensation cost for each tranche independently over its specific vesting period. This approach results in accelerated expense recognition, as earlier-vesting tranches are recognized more quickly than later-vesting tranches.

Restricted share awards granted subsequent to the initial public offering vest annually over four years. Share based compensation related to these awards is recognized using the straight-line expense recognition method. Under this method, the Company recognizes the total grant-date fair value of the award ratably over the vesting period.

	RS
		Weighted
	Number of	Average Grant
	RSs	Date Fair Value

	(in thousands)
Unvested RSs at January 1, 2024	3,264	$6.81
RSs granted	307	6.81
RSs vested	—	—
RSs forfeited	(17)	6.81
Unvested RSs at December 31, 2024	3,554	6.81
RSs granted prior to initial public offering	15	10.90
RSs granted subsequent to initial public offering	131	13.00
RSs vested	(995)	6.82
RSs forfeited	(212)	6.81
Unvested RSs at December 31, 2025	2,493	$7.04

Holders of restricted stock are entitled to voting rights prior to vesting.

Unrecognized compensation expense related to outstanding RSs at December 31, 2025 and 2024 was approximately $15,538 and $24,203, respectively.

Unrestricted Stock Grant — During 2024 we issued 77,688 shares of fully vested unrestricted common stock, and recognized $528 share based compensation expense for the year ended December 31, 2024. There were no unrestricted stock grants were made during the year ended December 31, 2025.

12.EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	For the Year Ended
	December 31,
	2025	2024

	(in thousands, except
	per share amounts)
Net income (loss) available to PARK common shareholders	$(358)	$4,363
Earnings (loss) per share attributable to PARK common shareholders:
Basic	$(0.18)	$2.42
Diluted	$(0.18)	$2.42
Weighted-average number of common stock shares outstanding	1,944	1,806
Dilutive impact of share based awards	—	—
Weighted-average number of common stock shares outstanding – diluted	1,944	1,806
Anti-dilutive restricted stock excluded from diluted EPS computation	2,493	3,547
Anti-dilutive warrants excluded from diluted EPS computation	92	—

13.COMMITMENT AND CONTINGENCIES

Operating Leases

The Company leases all but one of its locations. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that primarily range from 2 to 18 years. Most of the leases contain renewal options and escalation clauses. Our property leases require payment of real estate taxes, insurance, and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Cost — Lease cost included in our consolidated statement of operations consisted of the following:

	For the Year Ended
	December 31,
	2025	2024

	(in thousands)
Lease Cost	$7,790	$7,454

Lease costs of $7,644 are included in office occupancy expense and $146 are included in general and administrative expense in 2025. Lease costs of $7,337 are included in office occupancy expense and $117 are included in general and administrative expense in 2024.

Lease cost associated with operating leases and short-term leases (i.e., leases with an initial term of 12 months or less) is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. Variable lease payments are not recognized in the measurement of operating lease liabilities and are expensed as incurred.

Operating Right of Use Assets and Lease Liabilities — Operating right of use assets and lease liabilities included on our consolidated balance sheet were as follows:

	As of December 31,
	2025	2024

	(in thousands)
Lease right of use assets – operating leases	$44,542	$44,396
Lease liabilities:
Current operating leases	$6,711	$6,310
Non-current operating leases	41,659	41,954
Total lease liabilities	$48,370	$48,264

Remaining Lease Terms and Discount Rates — ASC 842 requires we recognize right of use assets and lease liabilities for its operating leases. A key component of this is to determine the incremental borrowing rate, which is used to discount future lease payments. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow over a similar term, with similar security, the funds necessary to purchase the underlying asset in a similar economic environment. Since the interest rate implicit in our lease contracts is typically not readily determinable, we reviewed existing debt financing arrangements and the types of leases as well as the lease term and type of collateral to calculate the incremental borrowing rate.

The weighted-average remaining lease terms and discount rates associated with our operating lease liabilities were as follows:

	At December 31,
	2025		2024
Weight-average discount rate-operating leases	3.86%		3.36%
Weight-average remaining lease term-operating leases	9.63	years	10.08	years

Supplemental Cash Flow Information — Supplemental cash flow information associated with our operating leases is as follows:

	For the Year Ended
	December 31,
	2025	2024

	(in thousands)
Non-cash information – right of use assets obtained in exchange for lease liabilities – operating leases	$6,407	$5,552

Maturities of Operating Lease Liabilities — The following table summarizes our minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year:

As of December 31,
2025
(in thousands)
Fiscal 2026	$8,442
Fiscal 2027	7,938
Fiscal 2028	6,858
Fiscal 2029	5,610
Fiscal 2030	4,671
Thereafter	24,740
Total lease payments	58,259
Less liability accretion	(9,889)
Present value of lease liabilities	$48,370

Legal Contingencies — In the normal course of business, we may be involved in various legal proceedings such as, but not limited to, the following: lawsuits alleging negligence in care or general liability, violation of regulatory bodies’ rules and regulations, or violation of federal and/or state laws.

We and our affiliated dental practices have been named as a defendant in various lawsuits in the normal course of business, primarily for employment liability, malpractice claims and contractual business disputes. At the present time, we do not believe any pending lawsuits will have a material adverse effect on our operating results, cash flows, liquidity or financial position.

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. The claims were dismissed without prejudice and were subsequently refiled as a single, putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota. A loss contingency related to this incident is reasonably possible but we believe that we have substantial defenses to the claims and we intend to vigorously defend ourselves against all claims related to the above matter. As a result, a loss contingency related to this incident has not been established. We will continue to evaluate information as it becomes known.

14.FINANCE LEASE

We entered into a finance lease agreement in 2025 to fund the acquisition of furniture and fixtures and equipment. The cost of furniture and fixtures and equipment is included in property and equipment on the consolidated balance sheet and was $115 at December 31, 2025 for the 2025 lease agreement. Accumulated amortization on the furniture and fixtures and equipment related to the 2025 lease agreement was $27 at December 31, 2025. The lease is secured by the furniture and fixtures and equipment. The effective interest rate of this lease is 6.51%. Previously in 2020, we entered into a finance lease agreement to fund the acquisition of furniture and fixtures and equipment. The cost of the 2020 lease agreement was $183 at December 31, 2025, and 2024. The accumulated amortization for the 2020 lease agreement was $183 and $168 at December 31, 2025 and December 31, 2024, respectively. Amortization of assets under capital leases is included in depreciation expense.

15.RETIREMENT PLAN

We have a defined contribution retirement plan covering all employees and employees of affiliated dental practices. Employees are eligible to enter into the plan on the later of the date of hire or attainment of age 21 and are allowed to defer up to 100% of their compensation, subject to a limit determined by the Internal Revenue Service. The plan allows us to make discretionary matching contributions and Board-approved profit-sharing contributions. Our Board elected to forego a profit-sharing contribution for 2025 and 2024. The Company provided safe harbor matching contributions of

3% of compensation to each eligible employee totaling approximately $3,590 and $3,474 in 2025 and 2024, respectively.

16.VARIABLE INTEREST ENTITIES

Our affiliated dental practices employ dentists, contract with payors and deliver dental services to patients throughout the Minneapolis/St. Paul Metropolitan area; Rochester, Minnesota; Duluth, Minnesota; Sartell, Minnesota; western Wisconsin; and Phoenix, Arizona. Park Dental Partners, Inc. provides a wide range of support services to the affiliated dental practices. Activities include but are not limited to operational support of clinical facilities, marketing, information technology infrastructure, and the sourcing and managing of dental plan contracts.

We evaluated whether we have a variable interest in our affiliated dental practices, whether practices are VIEs, and whether we have a controlling financial interest in them. We’ve concluded that there are variable interests in the affiliated dental practices on the basis of its Administrative Resources Agreements which provides for reimbursement of costs and management fees payable to us in exchange for providing management and administrative services related to the growth of the patient population, development of all necessary policies and operating procedures, including development and implementation of clinical practice guidelines, and quality assurance and utilization management programs. We have concluded that the success or failure of the dental resource organization (DRO) in conducting these support activities will most significantly impact the economic performance of our affiliated dental practices. In addition, our variable interests in these practices provide us with the right to receive benefits that could potentially be significant. We also note there are no assets of the affiliated dental practices that cannot be used to settle obligations of the Company, and there are no liabilities of the affiliated dental practices for which creditors do not have recourse to the general credit of Park Dental Partners, Inc. as the primary beneficiary. The single member of each of the respective affiliated dental practices is a shareholder of Park Dental Partners, Inc. As a result of this analysis, Park Dental Partners, Inc. concluded that it is the primary beneficiary of the affiliated dental practices and therefore consolidates their balance sheets, results of operations and cash flows. We perform a qualitative assessment of VIEs on an ongoing basis to determine if we continue to be the primary beneficiary.

The combined assets and liabilities of the affiliated dental practices of PDG, TDS and The Dental Specialists Orthodontics which are included within the consolidated financial statements of Park Dental Partners, Inc. are as follows:

	At December 31,
	2025	2024

	(in thousands)
TOTAL ASSETS	$41,269	$37,581
TOTAL LIABILITIES	$32,821	$29,601

Due to the nature of the minority ownership in the affiliated dental practices, we concluded that the noncontrolling interests held by the single member shareholder in each of the respective affiliated dental practices have no economic value as the Administrative Resource Agreements provide for all substantive economic benefits to be derived by Park Dental Partners, Inc., or interest in the profits generated from the operations of the affiliated dental practices. Accordingly, we have not assigned any value to the non-controlling interests in the consolidated operations.

The noncontrolling interests are unable to direct the transfer of assets of the affiliated practice without the approval of Park Dental Partners, Inc. The respective single member shareholders are also unable to transfer their equity interest to other parties, without the approval by Park Dental Partners, Inc.

The liquidation of the affiliated practice entities is also controlled by Park Dental Partners, Inc. and although the single member shareholder have rights to cumulative profits of the practice upon termination of the Administrative resource agreement, the Agreement does not allow for any such distribution without the approval of Park Dental Partners, Inc.

17.RELATED-PARTY TRANSACTIONS

We have lease agreements with entities that are minority owned by certain shareholders, members, and officers of the Company. Total lease liabilities for these properties were $23,161 at December 31, 2025, and $22,799 at December 31, 2024. Lease cost of $1,960 and $1,746 was recognized for these properties for the year ended December 31, 2025 and 2024, respectively.

As described in Note 9 — Long-term debt, we have outstanding subordinated Notes Payable. A portion of these subordinated Notes are due to certain related parties, the principal balance of which is $2,012, due at maturity and interest due quarterly through October 1, 2037.

18.SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of the consolidated financial statements through March 25, 2026.

On January 23, 2026, we completed the acquisition of a dental practice located in Tucson, Arizona. Refer to Note 2 –Acquisitions for further information.

On February 13, 2026, we entered into an amendment to its Credit Agreement. Refer to Note 8 – Line of Credit for further information.

In connection with the vesting of certain equity awards upon the consummation of the Company’s initial public offering, the Company offered one-year promissory notes to certain shareholder doctors to provide liquidity for tax obligations that may become due in connection with such vesting. The amount of each loan is capped at 31% of the value of the applicable vested shares. The loan program is not available to the Company’s executive officers and directors, and participating shareholders are subject to a 365-day lock-up restriction.

During January 2026, we provided one-year promissory notes totaling $600 to eleven doctors at interest of 3.66% per annum, all due and payable no later than January 2027.

No other events have occurred that would require adjustments to disclosures in the consolidated financial statements.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025. The term “disclosure controls and procedures,” as defined in Rule 13a-15(e) of the Exchange Act, means controls and other procedures of a company that are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their desired control objectives, and management is required to apply its judgment in evaluating the cost-

benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance (a) that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, (b) that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and (c) regarding the prevention or timely detection of the unauthorized acquisition, use or disposition of assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2025, our management conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework (2013). Based on this evaluation, our management concluded that, as of December 31, 2025, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.OTHER INFORMATION

Insider Trading Arrangements and Policies

During the fiscal quarter ended December 31, 2025, none of our directors or officers adopted or terminated any: (i) Rule 10b5-1 trading arrangements, or (ii) non-Rule 10b5-1 trading arrangements (as each term is defined in Item 408(a) of Regulation S-K).

ITEM 9C.DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item will be contained in our proxy statement (the “Proxy Statement”), to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the end of our fiscal year ended December 31, 2025, under the headings “Election of Directors,” “Board of Directors and Corporate Governance,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Code of Ethical Conduct

In July 2025 the Company adopted a Code of Ethics and Business Conduct applicable to our non-employee directors, principal executive officer, principal financial officer and employees in accordance with applicable rules and regulations of the SEC and the Nasdaq Stock Market. The Code of Ethics and Business Conduct is available on our Internet website at www.parkdentalpartners.com. If any amendment to, or a waiver from, a provision of the Code of Ethics and Business Conduct that applies to our non-employee directors, principal executive officer, and principal financial officer is made, such information will be posted on our Internet website within four business days at www.parkdentalpartners.com.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this item will be found in our Proxy Statement under the heading "Executive Compensation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item will be found in our Proxy Statement under the heading "Security Ownership" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item will be found in our Proxy Statement under the headings "Board of Directors and Corporate Governance" and “Related Party Transactions” and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item will be found in our Proxy Statement under the heading "Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1.Financial Statements. See “Part II. Item 8. Financial Statements and Supplementary Data”

2.Financial Statement Schedule. See “Part II. Item 8. Financial Statements and Supplementary Data”

3.Exhibit Index:

Exhibit No.	Description (1)	Form	Exhibit	Date Filed with the SEC
1.1	Underwriting Agreement, dated December 4, 2025, by and between Park Dental Partners, Inc. and Northland Securities, Inc., as representative of the underwriters.	8-K	1.1	12/04/2025
3.1	Third Amended and Restated Articles of Incorporation of the Company effective December 4, 2024.	S-1	3.1	09/03/2025
3.2	Fourth Amended and Restated Articles of Incorporation of the Company.	S-1	3.2	09/03/2025
3.3	Bylaws of the Company dated October 31, 2023.	S-1	3.3	09/03/2025
3.4	Amendment No. 1 to Bylaws of the Company dated December 4, 2024.	S-1	3.4	09/03/2025
4.1	Description of registrant’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.	8-A12B	N/A	11/20/2025
4.2	Form of Representatives’ Warrant.	8-K	4.1	12/04/2025
10.1	Amended and Restated Credit Agreement by and among the Company, PDG, P.A., Dental Specialists of Minnesota, PLLC, Orthodontic Specialists of Minnesota, PLLC, The Facial Pain Center, PLLC, and PDP MN, LLC, as Borrowers, and U.S. Bank National Association as Lender dated March 27, 2024.	S-1	10.1	09/03/2025
10.2	Amended and Restated Security Agreement by and among the Company, PDG, P.A., Dental Specialists of Minnesota, PLLC, Orthodontic Specialists of Minnesota, PLLC, The Facial Pain Center, PLLC, and PDP MN, LLC, as Debtors, and U.S. Bank National Association as the Secured Party dated March 27, 2024.	S-1	10.2	09/03/2025
10.3	Second Amended and Restated Revolving Note by and among the Company, PDG, P.A., Dental Specialists of Minnesota, PLLC, Orthodontic Specialists of Minnesota, PLLC, The Facial Pain Center, PLLC, and PDP MN, LLC, as Borrowers, and U.S. Bank National Association as Lender dated March 27, 2024.	S-1	10.3	09/03/2025
10.4	Term Note by and among the Company, PDG, P.A., Dental Specialists of Minnesota, PLLC, Orthodontic Specialists of Minnesota, PLLC, The Facial Pain Center, PLLC, and PDP MN, LLC, as Borrowers, and U.S. Bank National Association as Lender dated March 27, 2024.	S-1	10.4	09/03/2025
10.5	Senior Secured Note Purchase Agreement by and among PDG, P.A., Nick Swenson and certain other parties dated September 26, 2007.	S-1	10.5	09/03/2025

Exhibit No.	Description (1)	Form	Exhibit	Date Filed with the SEC
10.6	Security Agreement between PDG, P.A., Nick Swenson and certain other parties dated October 12, 2007.	S-1	10.6	09/03/2025
10.7	First Amendment to Senior Secured Note Purchase Agreement by and between PDG, P.A. and Nick Swenson dated February 20, 2009.	S-1	10.7	09/03/2025
10.8	Subordination Agreement by and among PDG, P.A., Nick Swenson and U.S. Bank National Association dated March 16, 2015.	S-1	10.8	09/03/2025
10.9	Amendment No. 2 to Senior Secured Note Purchase Agreement by and among the Company, PDG, P.A. and PDG 2007 LLC dated March 26, 2024.	S-1	10.9	09/03/2025
10.10	Guaranty by the Company in favor of PDG 2007 LLC dated March 26, 2024.	S-1	10.10	09/03/2025
10.11	Administrative Resources Agreement by and among the Company, Dental Specialists of Minnesota, PLLC, and Alan Law, D.D.S., Ph.D. dated October 1, 2023. ŧ	S-1	10.11	09/03/2025
10.12	Administrative Resources Agreement by and among the Company, PDG, P.A., and Christopher Steele, D.D.S. dated October 1, 2023. ŧ	S-1	10.12	09/03/2025
10.13	Administrative Resources Agreement by and among the Company, Orthodontic Specialists of Minnesota, PLLC, and Alan Law, D.D.S., Ph.D. dated October 1, 2023. ŧ	S-1	10.13	09/03/2025
10.14‡	Park Dental Partners, Inc. 2023 Restricted Stock Plan.	S-1	10.14	09/03/2025
10.15‡	Form of Restricted Stock Agreement.	S-1	10.15	09/03/2025
10.16‡	Park Dental Partners, Inc. 2023 Equity Incentive Plan.	S-1	10.16	09/03/2025
10.17‡	Park Dental Partners, Inc. Employee Stock Purchase Plan.	S-1	10.17	09/03/2025
10.18‡	Employment Agreement, effective as of January 1, 2024, by and between Park Dental Partners, Inc. and Peter G. Swenson.	S-1	10.18	09/03/2025
10.19‡	Employment Agreement, effective as of January 1, 2024, by and between Park Dental Partners, Inc. and Christopher J. Bernander.	S-1	10.19	09/03/2025
10.20	Employment Agreement, effective as of January 1, 2011, by and between Dental Specialists of Minnesota, PLLC and Dr. Alan Law.	S-1	10.20	09/03/2025
10.21	Employment Agreement, effective as of January 1, 2008, by and between PDG, P.A. and Dr. Christopher Steele.	S-1	10.21	09/03/2025
10.22	Form of Director Indemnification Agreement.	S-1	10.22	09/03/2025
10.23	Amendment Agreement, dated as of February 13, 2026 (effective January 1, 2026), by and among the Company, certain affiliated borrower entities, and U.S. Bank National Association.	8-K	10.1	02/19/2026
14.1	Code of Ethics and Business Conduct.	S-1	14.1	09/03/2025
19.1*	Insider Trading Policy and Procedures.

Exhibit No.	Description (1)	Form	Exhibit	Date Filed with the SEC
21.1	List of Subsidiaries.	S-1	21.1	09/03/2025
23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.
31.1*	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification by the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification by the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Recovery Policy Relating to Erroneously Awarded Compensation.

‡	Management contract or compensatory plan or arrangement
*	Filed herewith
(1)	The exhibits listed above are incorporated herein by reference to the filings identified in the ‘Form,’ ‘Exhibit’ and ‘Date Filed with the SEC’ columns.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARK DENTAL PARTNERS, INC.

By:	/s/ Christopher J. Bernander
	Name:	Christopher J. Bernander
	Title:	Chief Financial Officer

Date: March 25, 2026

POWER OF ATTORNEY

Each person whose signature appears below constitutes and appoints Peter G. Swenson and Christopher J. Bernander, and each of them, singly, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each such attorney-in-fact and agent full power and authority to do and perform each and every act and thing necessary or advisable to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that such attorneys-in-fact and agents or either of them, or their, his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter G. Swenson	President, Chief Executive Officer and Chairman
Peter G. Swenson	(Principal Executive Officer)	March 25, 2026

/s/ Christopher J. Bernander	Chief Financial Officer
Christopher J. Bernander	(Principal Financial Officer and Principal Accounting Officer)	March 25, 2026

/s/ Dr. Todd Gerlach
Dr. Todd Gerlach	Director	March 25, 2026

/s/ Dr. Alan Law
Dr. Alan Law	Director	March 25, 2026

/s/ Dr. Christopher Steele
Dr. Christopher Steele	Director	March 25, 2026

/s/ Philip I. Smith
Philip I. Smith	Director	March 25, 2026

/s/ Christopher C. Smith
Christopher C. Smith	Director	March 25, 2026

/s/ Anna M. Schaefer
Anna M. Schaefer	Director	March 25, 2026