Form 10-Q
period 2026-03-31
Park Dental Partners, Inc.
filed 2026-05-14
CIK 2069604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2026

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

001-42967

(Commission File Number)

Park Dental Partners, Inc.

(Exact name of registrant as specified in its charter)

Minnesota	(651) 633-0500
(Jurisdiction of Incorporation)	(Registrant’s telephone number)
93-2020683
(I.R.S. Employer Identification No.)

2200 County Road C West, Suite 2210

Roseville, Minnesota 55113

(Address of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	PARK	NASDAQ Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $0.0001 per share
Outstanding Shares at May 14, 2026	4,515,054

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	At March 31,	At December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,372	$25,185
Accounts receivable – net of allowance	6,819	6,991
Dental supplies	949	930
Income taxes receivable	2,830	2,830
Prepaid expenses and other current assets	2,752	1,966
Total current assets	37,722	37,902
OTHER ASSETS:
Property and equipment – net	29,527	29,286
Cash surrender value of life insurance	19,078	19,244
Intangible assets – net	12,457	11,182
Goodwill	17,336	17,178
Deferred income taxes	19,319	18,849
Lease right of use asset	44,418	44,542
Total other assets	142,135	140,281
TOTAL ASSETS	$179,857	$178,183
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$6,682	$6,291
Payroll, benefits and short term deferred compensation	16,802	16,716
Accrued taxes	102	1,220
Current debt	1,895	1,895
Current portion of lease liability	6,835	6,711
Deferred revenue and other current liabilities	2,982	2,900
Total current liabilities	35,298	35,733
LONG-TERM LIABILITIES:
Lease liability	41,405	41,659
Deferred compensation	67,569	68,417
Long-term debt	9,611	10,085
Other long-term liabilities	537	486
Total long-term liabilities	119,122	120,647
Total liabilities	$154,420	$156,380
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,515,054 and 4,247,018 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	$1	$1
Additional paid-in capital	32,651	28,627
Treasury stock	(737)	(737)
Accumulated shareholders’ deficit	(6,478)	(6,088)
Total shareholders’ equity	25,437	21,803
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$179,857	$178,183

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended
	March 31,	March 31,
	2026	2025
REVENUE	$62,695	$59,037
COST OF SERVICES
Salaries and benefits	41,895	35,637
Dental supplies and Laboratory fees	4,338	4,239
Office occupancy	4,285	4,004
Other practice expenses	3,834	3,405
Depreciation	1,963	1,896
TOTAL COST OF SERVICES	56,315	49,181
GROSS MARGIN	6,380	9,856
General and administrative expenses	7,840	6,928
Depreciation and amortization	420	378
OPERATING INCOME (LOSS)	(1,880)	2,550
INTEREST EXPENSE - NET	(121)	(337)
INCOME (LOSS) BEFORE TAX	(2,001)	2,213
PROVISION/(BENEFIT) FOR INCOME TAX	(1,611)	646
NET INCOME (LOSS)	$(390)	$1,566
Earnings (Loss) per share:
Basic	$(0.09)	$0.88
Diluted	$(0.09)	$0.88
Basic weighted-average number of common shares outstanding	4,383,073	1,783,352
Diluted weighted-average number of common shares outstanding	4,383,073	1,783,352

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands)

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	Equity / (Deficit)
Balances - December 31, 2025	$1	$(737)	$(6,088)	$28,627	$21,803
Share based compensation	—	—	—	4,024	4,024
Net income (loss)	—	—	(390)	—	(390)
Balances - March 31, 2026	$1	$(737)	$(6,478)	$32,651	$25,437

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	(Deficit)
Balances - December 31, 2024	$1	$(91)	$(5,730)	$1,521	$(4,299)
Share repurchase	—	(154)	—	—	(154)
Net income (loss)	—	—	1,566	—	1,566
Balances - March 31, 2025	$1	$(245)	$(4,164)	$1,521	$(2,887)

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(390)	$1,566
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	2,383	2,274
Deferred income taxes	(470)	—
Change in cash surrender value of life insurance	440	335
Loss on disposal of property and equipment	37	63
Noncash lease expense	(6)	(78)
Share based compensation	4,024	—
Changes in operating assets and liabilities
Accounts receivable	172	299
Prepaid expenses and other current assets	(196)	(261)
Accounts payable and other accrued liabilities	942	1,120
Payroll, benefits and deferred compensation	(761)	(246)
Accrued taxes	(1,118)	614
Deferred revenue and other liabilities	(31)	173
Net cash flows from operating activities	5,026	5,859
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	$(2,305)	$(2,420)
Life insurance premiums paid	(273)	(664)
Payments for purchases of dental practices	(1,595)	—
Issuance of notes to related parties	(600)	—
Net cash flows used in investing activities	(4,773)	(3,084)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Gross borrowings on line of credit	$—	$5,760
Gross repayments on line of credit	—	(5,760)
Dental practice purchase installment payments	(8)	(8)
Net change in checks issued in excess of cash balances	(573)	(1,328)
Payments of long-term debt	(473)	(478)
Payments of capital lease obligation	(12)	(11)
Cash paid for share repurchase	—	(154)
Net cash flows used in financing activities	(1,066)	(1,979)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(813)	796
CASH AND CASH EQUIVALENTS – Beginning of period	25,185	2,672
CASH AND CASH EQUIVALENTS – End of period	$24,372	$3,468
SUPPLEMENTAL CASH FLOW INFORMATION – Cash paid during the period for:
Interest	$284	$341
Purchases of property and equipment in accounts payable	$1,473	$1,012

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share amounts)

1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — We are a dental resource organization that provides administrative and other business support services to affiliated general and multi-specialty dental practices. We currently have exclusive long-term agreements with the following affiliated dental practices — PDG, P.A., Dental Specialists of Minnesota, PLLC and Orthodontic Specialists of Minnesota, PLLC, (together “affiliated dental practices”). We currently support 221 dentists across 86 practice locations. As a result of our exclusive, long-term agreements with our affiliated dental practices, our condensed consolidated financial results include the consolidated results of the affiliated dental practices, in which we do not hold an equity interest. References to “we”, “us”, and “our” refer to Park Dental Partners, Inc. (“PDPI”) and our affiliated general and multi-specialty dental practices PDG, P.A. (“PDG”), Dental Specialists of Minnesota, PLLC (“TDS”), and Orthodontic Specialists of Minnesota, PLLC (“The Dental Specialists Orthodontics”). PDG, TDS, and The Dental Specialists Orthodontics provide general and specialty dental care services to patients in Minnesota, Wisconsin, and Arizona.

Basis of presentation — The accompanying condensed consolidated financial statements, including the balance sheet as of March 31, 2026, statements of operations and statements of stockholders’ equity (deficit), for the three months ended March 31, 2026 and 2025, and statements of cash flows for the three months ended March 31, 2026 and 2025, are unaudited. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report. In the opinion of management, these condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of March 31, 2026 and the results of operations and cash flows for the three months ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

Segment Reporting — We manage our operations on a company-wide basis, rather than at a product or business unit level, thereby making determinations as to the allocation of resources as one operating and reportable segment. Our single segment derives revenues by providing general and specialty dental care services to patients. All financial information provided in the consolidated financial statements pertains to this single operating segment. All Company assets are located in the United States.

Our chief executive officer and chairman is the chief operating decision maker (“CODM”). The CODM uses financial information at the consolidated level, including net income, gross margin, and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”), to assess performance and make key operating decisions, including approving annual operating plans, expanding into new markets, or pursuing business acquisitions. Net income and Adjusted EBITDA are used to monitor budget versus actual results, as well as trends compared to historical performance, which are the CODM’s primary considerations to assess performance. There are no segment managers held accountable by the CODM for operating results at levels or components below the consolidated unit level. The measure of segment assets is reported on the balance sheet as total consolidated assets. Our CODM does not review segment assets at a different asset level. The CODM has overall responsibility and accountability for the profitability and cash flows of the Company.

Other Current Liabilities and Other Long-Term Liabilities — Other current liabilities and other long-term liabilities include insurance and patient refunds, finance lease obligations, deferred rent, and practice acquisition installment notes. Practice acquisition installment notes are generally payable between 12 – 48 months after the date of the acquisition. The total liability of outstanding practice acquisition installment notes as of March 31, 2026 and December 31, 2025, included within the condensed consolidated balance sheet was $1,128 and $956, respectively, of which, the current portion was $627 and $505, respectively, and is included within other current liabilities. The following table provides details of the Company’s liability for outstanding practice acquisition installment notes:

As of
March 31, 2026
(in thousands)
Practice acquisition installment notes – beginning balance	$956
Additions related to acquisitions	180
Payments advanced to seller	(8)
Practice acquisition installment notes – ending balance	$1,128

As of
March 31, 2025
(in thousands)
Practice acquisition installment notes – beginning balance	$1,141
Payments advanced to seller	(8)
Practice acquisition installment notes – ending balance	$1,133

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

Our patient service revenue, net of allowances, implicit price concessions and discounts, recognized from these major payor sources and patients was as follows:

	For the three months ended
	March 31,
	2026	2025

	(in thousands)
Third-party payors	$43,807	$40,836
Patients	18,888	18,201
Total all payors	$62,695	$59,037

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

Carrying amounts of accounts receivable are reduced by contractual allowances and implicit price concessions that reflect management’s best estimate of the amounts that will not be collected. We provide for contractual adjustments under terms of third-party reimbursement agreements through a reduction of gross revenue and a credit to a contractual valuation allowance. In addition, we provide for probable uncollectible amounts, primarily for uninsured patients and amounts patients are personally responsible for, through a reduction in gross revenue and a credit to a valuation allowance based on its assessment of historical collection experience, trends for each of its major payor sources of revenue, and the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and credit to patient accounts receivable. Contractual allowances, concessions, and reserves for uncollectible accounts were $5,186 and $4,864 at March 31, 2026 and December 31, 2025, respectively.

Deferred Revenue — Deferred revenue is comprised of performance obligations satisfied over time which have not yet been completed, primarily related to orthodontic and dental subscription services.

Changes in deferred revenue were as follows:

	As of March 31,
	2026	2025

	(in thousands)
Deferred revenue - beginning balance	$1,411	$1,432
Recognition of prior deferred revenue in the current quarter	(547)	(509)
Deferral of revenue	581	509
Deferred revenue - ending balance	$1,445	$1,432

Specified Expense Items — Significant segment level expense information provided to the CODM is consistent with our condensed consolidated statements of operations, as supplemented by the specified expense items provided to the CODM and disclosed in the table below:

	For the three months ended
	March 31,
	2026	2025

	(in thousands)
Salaries and Benefits
Doctor compensation and benefits	$20,763	$15,923
Clinical team member salaries and benefits	21,132	19,714
Total Salaries and Benefits	$41,895	$35,637
Other Practice Expenses
MinnesotaCare tax	$1,121	$1,053
Other expenses of practices(1)	2,713	2,352
Total – Other Operating expense	$3,834	$3,405
(1)Other expenses of practices include software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance, and other operating costs.

Recently Adopted Accounting Pronouncements — The Company has not adopted any new accounting standards in the three months ended March 31, 2026.

Recently Issued Accounting Pronouncements — In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income- Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires the disaggregation, in the notes to the financial statements, of certain cost and expense captions presented on the face of the Company’s Statement of Operations, to provide enhanced transparency to investors. The update may be applied either prospectively or retrospectively. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the impact ASU 2024-03 will have on our disclosures.

2.ACQUISITIONS

During the three months ended March 31, 2026, our affiliated dental practices acquired one general dental practice. This acquisition was completed on January 23, 2026. The final purchase consideration for the practices was $1,775, of which $1,595 was settled in cash and $180 in practice acquisition installment notes. The acquired practice is a single-location general practice located in Tucson, Arizona. In the three months ended March 31, 2025, our affiliated dental practices did not acquire any dental practices. Practice acquisition installment notes are generally payable between 12 and 48 months after the date of acquisition.

The results of operations and financial condition of the acquired entity have been included in our condensed consolidated results as of the date of acquisition. For the three months ended March 31, 2026, the acquired entity’s impact on revenues and net earnings was not material. Unaudited pro forma revenues and net earnings for the three months ended March 31, 2026, as if the business combination had occurred on the first of the year, were immaterial for the period.

Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from increased revenue and cost reductions. We anticipate that acquired goodwill will be deductible for tax purposes.

The following table summarizes the consideration paid, assessment of assets acquired and liabilities assumed, and resulting goodwill. Management’s measurement of the fair values of acquired assets and assumed liabilities and purchase price allocation is preliminary and subject to finalization when valuations and final assessments of the fair value of acquired assets and assumed liabilities are completed in the measurement period (up to one year from the acquisition date). There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations, and such changes may result in changes in the opening balance sheet value of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period as the Company finalizes the valuations of certain tangible and intangible assets acquired, and liabilities assumed. We expect to complete the purchase price allocation for the January 2026 acquisition during the fiscal year 2026.

Acquisition completed in the three months ended March 31, 2026:

As of
March 31, 2026
(in thousands)
Dental supplies	$10
Property and equipment	86
Right of use lease asset	548
Patient lists	1,550
Goodwill	154
Right of use lease liability	(548)
Liabilities assumed	(25)
Assets acquired and liabilities assumed	$1,775
Total purchase price	$1,775
Issuance of amounts due to sellers – acquisitions	(180)
Cash paid in business combinations	$1,595

During the year ended December 31, 2025, our affiliated dental practices acquired three single-location dental practices that provide general dental services. Due to the closing of two of the transactions on December 31, 2025, management’s measurement of the fair values of acquired assets and assumed liabilities and purchase price allocation was preliminary for the year ended December 31, 2025. These provisional amounts are subject to finalization when valuations and final assessments of the fair value of acquired assets and assumed liabilities are completed in the measurement period, which may extend up to one year from the respective acquisition dates. The purchase price allocations were finalized during the three months ended March 31, 2026.

The following table summarizes a comparison of the preliminary and final consideration paid, assessment of assets acquired and liabilities assumed, and resulting goodwill for the acquisitions completed in the year ended December 31, 2025:

	Preliminary as of	Final as of
	December 31, 2025	March 31, 2026

	(in thousands)
Dental supplies	$30	$30
Property and equipment	226	180
Right of use lease asset	349	349
Patient lists	1,241	1,283
Goodwill	619	623
Right of use lease liability	(349)	(349)
Liabilities assumed	(11)	(11)
Assets acquired and liabilities assumed	$2,105	$2,105
Total purchase price	$2,105	$2,105
Issuance of amounts due to sellers – acquisitions	(388)	(388)
Cash paid in business combinations	$1,717	$1,717

On May 3, 2026, the Company and our affiliated dental practices entered into an agreement to acquire a general dental practice, subject to customary closing conditions, which is expected to close in the second quarter. The total anticipated purchase consideration is anticipated to be approximately $1,225.

3.REVENUE

Disaggregated Revenue Information — We view the following disaggregated disclosures as useful to understanding the composition of revenue:

	For the three months ended
	March 31,
	2026	2025

	(in thousands)
General dentistry	$46,122	$43,353
Multi-Specialty dentistry	16,573	15,684
Revenue	$62,695	$59,037

4.CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to possible credit risk consist principally of accounts receivable and cash deposits in excess of insured limits.

Accounts receivable consist of amounts due from patients, their insurers, or governmental agencies for health care provided to the patients. The majority of patients are from Minneapolis/St. Paul, Rochester, Sartell, and Duluth, Minnesota, western Wisconsin, Phoenix, Arizona, and Tucson, Arizona and the surrounding areas.

The mix of receivables from patients and third-party payors are as follows:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Patients	30%	32%
Third-party payors	70	68
Totals	100%	100%

One third-party payor and their affiliated entities accounted for approximately 35% and approximately 32% of our condensed consolidated net revenue for the three months ended March 31, 2026 and 2025, respectively.

Accounts receivable from one third-party payor and their affiliated entities accounted for approximately 18% and approximately 23% of total accounts receivable at March 31, 2026, and December 31, 2025, respectively.

We maintain a depository relationship with one primary financial institution. Operating cash requirements frequently require that amounts on deposit exceed Federal Deposit Insurance Corporation limits. We believe this financial institution has a strong credit rating and that credit risk related to these deposits is minimal. As of March 31, 2026, and December 31, 2025, cash deposits in excess of the federally insured amounts were $23,798 and $24,618, respectively.

5.PROPERTY AND EQUIPMENT

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Land	$46	$46
Buildings	140	140
Computer equipment	17,647	17,393
Furniture and fixtures, and signage	7,649	7,614
Dental equipment	50,567	49,707
Leasehold improvements	46,049	45,092
Total property and equipment	122,098	119,992
Less accumulated depreciation	92,571	90,706
Property and equipment – net	$29,527	$29,286

Depreciation expense in the condensed consolidated statement of operations was $2,067 and $1,996 for the three months ended March 31, 2026 and 2025, respectively. All assets of the Company are located in the United States of America.

6.GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill consisted of the following:

Changes in the carrying value of Goodwill consisted of the following:
As of
March 31, 2026
(in thousands)
Goodwill
Balance – beginning	$17,178
Goodwill acquired	154
Measurement period adjustments	4
Balance – ending	$17,336

There were no changes in Goodwill for the three-months ended March 31, 2025.

	March 31, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	1,950	$—
Patient lists	19,490	7,033	12,457
Total intangible assets	$21,440	$8,983	$12,457

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	$1,950	$—
Patient lists	17,899	6,717	11,182
Total intangible assets	$19,849	$8,667	$11,182

Trademark and patient list amortization expense was $316 and $278 for the three months ended March 31, 2026 and 2025, respectively.

Amortization expense on amortizable intangible assets for each of the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$975
2027	1,299
2028	1,299
2029	1,158
2030	1,125
Thereafter	6,601
Total	$12,457

7.INCOME TAXES

Our interim tax provision is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the relevant period. Each quarter, we update an estimate of the annual effective tax rate, and if the estimated tax rate changes, we make a cumulative adjustment.

We recorded an income tax benefit of $1,611 in the three months ended March 31, 2026, compared to an income tax expense of $646 in the three months ended March 31, 2025. Our year-to-date effective tax was 80.5% for the three months ended March 31, 2026, compared to 29.2% for the three months ended March 31, 2025. The increase in the effective tax rate was primarily driven by higher discrete deductible expenses in the three months ended March 31, 2026 which were associated with our share awards.

8.LINE OF CREDIT

At March 31, 2026, we had a $15,000 available line of credit with a bank bearing interest at the one-month SOFR plus 2.00%. Our credit agreement with the bank includes a $13,000 term loan and provides for a $15,000 line of credit with the right to request an additional $10,000 line of credit. The credit agreement was amended on February 13, 2026 to extend the availability under the line of credit from March 2027 to March 2029, update certain financial covenants and definitions, and provide consent for the formation of a new subsidiary.

There was no activity on the line of credit for the first three months of 2026. Activity on the line of credit for fiscal 2025 included advances of $14,903 and repayments of $14,903. No amounts were outstanding on the line of credit at March 31, 2026 and December 31, 2025.

9.LONG-TERM DEBT

Long-term debt consisted of the following:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Bank term loan	$9,286	$9,750
Subordinated notes payable	2,165	2,165
Notes payable to former dentist shareholders for the redemption of shares	55	65
Totals	11,506	11,980
Less – current maturities	1,895	1,895
Long-term portion	$9,611	$10,085

Scheduled principal payments on long-term debt at March 31, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$1,421
2027	1,884
2028	1,857
2029	4,179
2030	—
Thereafter	2,165
Total	$11,506

Bank Term Loan

The Company maintains a $13,000 term loan that matures in March 2029 and bears interest at a variable rate equal to one-month SOFR plus 2.10%. The loan requires monthly principal payments of $155, with any remaining principal due at maturity, and is secured by all business assets of the Company. The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio, a total cash flow leverage ratio, and restriction on individual business combinations in excess of specified limits, as defined in the agreement. The Company was in compliance with all debt covenants as of March 31, 2026 and December 31, 2025. Interest expense related to the bank term loan totaled approximately $136 and $200 for the three months ended March 31, 2026 and 2025, respectively.

Subordinated Notes Payable

The Company has outstanding subordinated notes payable with principal due at maturity and interest payable quarterly through October 1, 2037. Interest on the notes is equal to the greater of (i) 14% of the principal balance, (ii) an amount determined based on a formula using average dentist compensation, or (iii) a formula based on total revenue. The effective interest rate during the three months ended March 31, 2026 was 24.5%. Of the total subordinated notes payable, $2,012 is payable to shareholders and two related parties. These notes are secured by all business assets of the Company and are subordinated to the Company’s bank term loan and line of credit. The notes are also subject to significant prepayment restrictions; prepayment generally requires lender approval, except in limited circumstances involving the death of certain holders. The purchase agreement governing these notes also contains change-of-control provisions. Interest expense related to the subordinated debt agreements was approximately $131 and $137 for the three months ended March 31, 2026 and 2025, respectively.

Notes Payable – Former Dentist Shareholder

The Company has issued notes payable to former dentist shareholders in connection with the redemption of shares occurring prior to the Company’s initial public offering. The notes require principal and interest payments in 60 equal monthly installments. Interest is charged at the lesser of (i) 10% or (ii) 1% less than the prime rate published in The Wall Street Journal (Midwest Edition). Total principal payments made on these notes were $10 in the three months ended March 31, 2026. Interest expense related to notes payable to former dentist shareholders was approximately $1 and $2 for the three months ended March 31, 2026 and 2025, respectively.

10.DEFERRED COMPENSATION

Park Dental Partners, Inc. and its affiliated dental practices have four deferred compensation plans. Only the Non-qualified Deferred Compensation Plan is still active, while balances in all other plans have been closed to new participation.

●	Active Deferred Compensation Plans:

Non-qualified Deferred Compensation Plan — The non-qualified deferred compensation plan provides participants the opportunity to defer compensation on a pretax basis. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. In addition, we may make discretionary credits to the compensation account of an active participant at any time. There were no discretionary credits deposited in the three months ended March 31, 2026. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or through a qualified in-service distribution with the option to receive payment in a lump sum distribution, or up to five annual installments.

At March 31, 2026, the total deferred compensation liability related to the non-qualified plan was $22,742, of which $22,001 was presented as Deferred compensation and $741 as Payroll, benefits and short term deferred compensation. At December 31, 2025, the total deferred compensation liability related to the non-qualified plan was $22,992, of which $22,297 was presented as Deferred compensation and $695 as Payroll, benefits and short term deferred compensation.

●	Deferred Compensation Plans — Inactive:

We have several deferred compensation plans which have been closed to new participants and service crediting which are described collectively as Deferred Compensation Plans — Inactive.

Professional Employee Compensation Plan (the ‘PEC Plan’) — The PEC Plan provided for a deferred compensation benefit to certain employees of affiliated dental practices in the event of separation from service. The PEC Plan was frozen as of December 31, 2022, and no expense was recognized for this plan since that date. The deferred compensation balance is paid over a period of five years from the date of separation. The maximum amount we will be required to pay under the PEC Plan in each year is capped at 2% of our annual adjusted gross revenue, as defined in the agreement.

Equity Accumulation Plan (the ‘Accumulation Plan’) — The Accumulation Plan provided for benefit payments to participants after termination of employment because of death, permanent disability or attainment of age 65. Alternatively, the vested value of the participant’s account is paid following termination of employment at or after age 55 with 20 years of service. The Accumulation Plan was closed to new participants and service crediting on March 1, 2008.

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

At March 31, 2026, and December 31, 2025, the total deferred compensation liability related to the phantom equity plan was $1,464 and $1,657, respectively. There was no deferred compensation expense under the agreement in the first three months in 2026 or fiscal 2025, and we do not anticipate any future compensation expense under the Phantom Plan.

The balance of Deferred compensation – Inactive, which includes the PEC Plan, Accumulation Plan, and the Phantom Plan, was $45,569 at March 31, 2026, and $46,120 at December 31, 2025. The short-term portion has been included in Payroll, benefits, and short term deferred compensation and totaled $1,450 and $1,457 at March 31, 2026 and December 31, 2025, respectively. Payments made under the Deferred Compensation Plans – Inactive were $557 and $377, for the three months ended March 31, 2026 and 2025, respectively.

	Deferred Compensation – Inactive
	As of March 31, 2026
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$43,220	$1,159	$1,190	$45,569
Payroll, benefits and short term deferred compensation	1,118	58	274	1,450
Total Liability	$44,338	$1,217	$1,464	$47,019

	Deferred Compensation – Inactive
	As of December 31, 2025
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$43,497	$1,218	$1,405	$46,120
Payroll, benefits and short term deferred compensation	1,121	84	252	1,457
Total Liability	$44,618	$1,302	$1,657	$47,577

11.SHAREHOLDERS’ EQUITY (DEFICIT)

Park Dental Partners, Inc. shares are comprised of 100 million Common shares, and 5 million Preferred shares. All stock has a par value of $0.0001 per share. As of March 31, 2026, only Common shares are outstanding. Each holder of common stock and certain restricted shares is entitled to one vote for each share of Common stock and restricted share held.

The following table summarizes Common shares outstanding:

	Outstanding shares
	As of
	March 31, 2026	December 31, 2025
Total Common unrestricted shares	4,515,054	4,247,018

Restricted shares (“RSs”) — Restricted Park Dental Partners, Inc. shares issued prior to our initial public offering (“IPO”) vested 25% upon the closing of our public offering on December 4, 2025, with the remaining awards vesting at the rate of 6.25% each calendar quarter over the subsequent 12 quarters. In the event of a change in control, the restricted shares shall vest immediately upon the change in control. As it relates to awards issued prior to the IPO, the Company treats each vesting tranche as a separate award, and recognizes compensation cost for each tranche independently over its specific vesting period. This approach results in accelerated compensation expense recognition, as earlier-vesting tranches are recognized more quickly than later-vesting tranches.

Subsequent to our IPO we have changed our accounting policy regarding the vesting of restricted share awards. As a result of this policy change, share based compensation related to those awards granted after our IPO is recognized using the straight-line recognition method. We believe this method is preferable, as it results in the Company recognizing the total grant-date fair value of the award ratably as compensation expense over the vesting period. Restricted share awards granted subsequent to the IPO vest at the rate of 25% each year over four years.

The following table summarizes RS activity:

		Weighted
	Number of	Average Grant
	RSs	Date Fair Value
	(in thousands)
Unvested RSs at December 31, 2025	2,493	7.04
RSs granted	4	16.01
RSs vested	(268)	6.82
RSs forfeited	(4)	10.95
Unvested RSs at March 31, 2026	2,225	$7.08

Unrecognized compensation expense related to outstanding RSs at March 31, 2026 was approximately $11,504.

Unrestricted Stock Grant —There were no unrestricted stock grants made during the three months ended March 31, 2026 and 2025.

Employee Stock Purchase Plan (“ESPP”) — The Company maintains an Employee Stock Purchase Plan that allows eligible employees to purchase shares of common stock at a discount through payroll deductions over offering periods. The ESPP was approved in 2025, and up to 250,000 shares of common stock are reserved for issuance under the plan. No shares were issued under the ESPP during the three months ended March 31, 2026.

12.EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders

	For the Three Months Ended
	March 31,
	2026	2025

	(in thousands, except
	per share amounts)
Net income (loss) available to PARK common shareholders	$(390)	$1,566
Earnings (loss) per share attributable to PARK common shareholders:
Basic	$(0.09)	$0.88
Diluted	$(0.09)	$0.88
Weighted-average number of common stock shares outstanding	4,383	1,783
Dilutive impact of share based awards	—	—
Weighted-average number of common stock shares outstanding – diluted	4,383	1,783
Anti-dilutive restricted stock excluded from diluted EPS computation	2,225	3,549
Anti-dilutive warrants excluded from diluted EPS computation	92	—

13.COMMITMENT AND CONTINGENCIES

Operating Leases

The Company leases all but one of its locations. Excluding renewal options that are not reasonably certain to be exercised, our leases have remaining contractual terms that range from 2 to 18 years. Most of the leases contain renewal options and escalation clauses. Our property leases require payment of real estate taxes, insurance, and common area maintenance, in addition to rent. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

Lease Cost — Lease cost has been included within Office occupancy on our condensed consolidated statement of operations and consisted of the following:

	For the Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Lease Cost	$2,079	$1,912

Lease cost associated with operating leases and short-term leases (i.e., leases with an initial term of 12 months or less) is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. Variable lease payments not recognized in the measurement of operating lease liabilities are expensed as incurred.

Operating Right of Use Assets and Lease Liabilities — Operating right of use assets and lease liabilities included on our condensed consolidated balance sheet were as follows:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
Lease right of use assets – operating leases	$44,418	$44,542
Lease liabilities:
Current operating leases	$6,835	$6,711
Non-current operating leases	41,405	41,659
Total lease liabilities	$48,240	$48,370

Remaining Lease Terms and Discount Rates — ASC 842 requires that we recognize right of use assets and lease liabilities for our operating leases. A key component of this is to determine the incremental borrowing rate, which is used to discount future lease payments. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow over a similar term, with similar security, the funds necessary to purchase the underlying asset in a similar economic environment. Since the interest rate implicit in our lease contracts is typically not readily determinable, we reviewed existing debt financing arrangements and the types of leases as well as the lease term and type of collateral to calculate the incremental borrowing rate.

The weighted-average remaining lease terms and discount rates associated with our operating lease liabilities were as follows:

	As of
	March 31, 2026		December 31, 2025
Weight-average discount rate-operating leases	3.94%		3.86%
Weight-average remaining lease term-operating leases	9.51	years	9.63	years

Supplemental Cash Flow Information — Supplemental cash flow information associated with our operating leases is as follows:

	For the Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Non-cash information – right of use assets obtained in exchange for lease liabilities – operating leases	$1,477	$2,695

Maturities of Operating Lease Liabilities — Scheduled minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at March 31, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$6,453
2027	8,156
2028	7,079
2029	5,834
2030	4,898
Thereafter	25,740
Total lease payments	58,160
Less liability accretion	(9,920)
Present value of lease liabilities	$48,240

Legal Contingencies — We and our affiliated dental practices have been named as a defendant in lawsuits from time to time in the normal course of business, primarily for employment liability, alleged negligence in care or general liability and contractual business disputes. At the present time, we do not believe any pending lawsuits will have a material adverse effect on our operating results, cash flows, liquidity or financial position

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. Subsequently, certain of the claims were dismissed; however, the putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota continues. We anticipate the settlement of this matter is now probable. We expect the settlement, net of insurance recoveries, will have an immaterial impact to our financial results as we anticipate the costs to settle will be fully recovered under our insurance policy coverage.

14.VARIABLE INTEREST ENTITIES

Our affiliated dental practices employ dentists, contract with payors, and provide dental services to patients across Minnesota, Wisconsin, and Arizona. Park Dental Partners, Inc. provides a wide range of support services to the affiliated dental practices. Activities include but are not limited to operational support of clinical facilities, marketing, information technology infrastructure, and the sourcing and managing of dental plan contracts.

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

The combined assets and liabilities of the affiliated dental practices of PDG, TDS and The Dental Specialists Orthodontics which are included within the consolidated financial statements of Park Dental Partners, Inc. are as follows:

	As of
	March 31, 2026	December 31, 2025

	(in thousands)
TOTAL ASSETS	$39,852	$41,269
TOTAL LIABILITIES	$32,551	$32,821

Due to the nature of the minority ownership in the affiliated dental practices, whereby a single designated doctor holds one share of the affiliate entity, but has no right to receive any economic benefit, or interest in the profits generated by the affiliated dental practices, we have not assigned any value to the non-controlling interests in the condensed consolidated operations.

15.RELATED-PARTY TRANSACTIONS

We have lease agreements with entities that are minority owned by certain practicing dentists and officers of the Company. Total lease liabilities for these properties were $22,656 at March 31, 2026, and $23,161 at December 31, 2025. Lease cost of $469 and $435 was recognized for these properties for March 31, 2026 and 2025, respectively.

As described in Note 9 — Long-term debt, we have outstanding subordinated Notes Payable. A portion of these subordinated Notes are due to certain related parties, the principal balance of which is $2,012, due at maturity and interest due quarterly through October 1, 2037.

In connection with the vesting of certain equity awards upon the consummation of the Company’s initial public offering, the Company issued one-year promissory notes to eleven affiliated shareholder doctors to provide liquidity for tax obligations arising from such vesting. The loans, which were not available to executive officers or directors, were capped at 31% of the value of the vested shares, bear interest at 3.66% per annum, and are due no later than January 2027. Participating shareholders are subject to a 365-day lock-up restriction while these loans remain outstanding. The aggregate principal amount outstanding under these promissory notes was $600 as of March 31, 2026, and was presented within Prepaid expenses and other current assets on the condensed consolidated balance sheet. No amounts were outstanding as of December 31, 2025.

16.SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of the condensed consolidated financial statements through May 14, 2026, which is the date the condensed consolidated financial statements were issued.

******

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of the Company’s condensed consolidated financial condition and results of operations should be read along with the condensed consolidated financial statements and the accompanying notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”). We generally identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar words, although not all forward-looking statements contain these words. These statements are only predictions. The information, except for historical information, contained in this discussion and analysis or set forth elsewhere in this Quarterly Report includes forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those contemplated by such forward-looking statements because of, among other things, potential risks and uncertainties, such as:

●	Regulatory and compliance risk, including state dental corporate practice of dentistry and fee-splitting restrictions, HIPAA and other privacy/cybersecurity obligations, and evolving healthcare and labor regulations;
●	Reimbursement risk, including risks related to payer mix, reimbursement rates, audit/recoupment activity, enrollment and collections timing, and dependence on significant third-party payors;
●	Our ability to identify, acquire, integrate and effectively support affiliated practices and to execute de novo expansion, and the risk of undiscovered liabilities in acquisitions;
●	Dependence on affiliated dental practices and their clinical performance; our ability to attract, hire and retain dentists, specialists and hygienists; and risks related to ownership transitions of affiliated entities;
●	Competition for patients and clinicians in our markets and the impact on patient volumes and staffing;
●	Macroeconomic conditions, inflation and interest rates, and our geographic concentration, particularly in the Minnesota area.

You should review Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) for the year ended December 31, 2025 for a discussion of a number of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis or set forth elsewhere in this Quarterly Report. The Company assumes no obligation to publicly release the results of any revisions or updates to these forward-looking statements to reflect future events or unanticipated occurrences.

Overview

As a dental resource organization (“DRO”), Park Dental Partners, Inc. provides comprehensive business support services including clinical team members, administrative personnel, facilities and equipment to our affiliated general and multi-specialty dental practices in Minnesota, Wisconsin and Arizona. Our network of affiliated dental practices employs 221 dentists, and consists of 994 hygienists, dental assistants, and patient care coordinators that support affiliated dentists in operating their dental practices across 86 practice locations. Our network of affiliated dental practices has been operating for over fifty years, beginning with the establishment of the general dentistry group in 1972. The mission of our affiliated dental practices since inception has been to ensure patients enjoy the benefits of a lifetime of good oral health. This mission continues to be the driving force behind our organization today.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our condensed financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses in the reporting period. Our actual results may differ from these estimates.

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates during the three months ended March 31, 2026.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The following table sets forth, for the periods indicated, our condensed consolidated statements of operations and certain other information. Amounts may not add to the totals due to rounding.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Condensed Consolidated Statements of Operations:
REVENUE	$62,695	$59,037
COST OF SERVICES
Salaries and benefits	41,895	35,637
Dental supplies and Laboratory fees	4,338	4,239
Office occupancy	4,285	4,004
Other practice expenses	3,834	3,405
Depreciation	1,963	1,896
TOTAL COST OF SERVICES	56,315	49,181
GROSS MARGIN	6,380	9,856
General and administrative expenses	7,840	6,928
Depreciation and amortization	420	378
OPERATING INCOME	(1,880)	2,550
INTEREST EXPENSE - NET	(121)	(337)
INCOME (LOSS) BEFORE TAX	(2,001)	2,213
PROVISION/(BENEFIT) FOR INCOME TAX	(1,611)	646
NET INCOME (LOSS)	$(390)	$1,566

Revenues

Total revenues for the three months ended March 31, 2026, increased $3.7 million, or 6.2%, to $62.7 million from $59.0 million for the three months ended March 31, 2025. General Dentistry revenue increased $2.8 million, and multi specialty dentistry revenue was higher by $0.9 million, reflecting increased patient visits and clinical hours, the impact of acquisitions, and reimbursement growth through higher payor contractual rates. Revenue from acquisitions contributed approximately $0.8 million for the quarter over the prior year’s comparable quarter. Same Practice Revenue Growth, as defined as dental practice locations that have been operating for at least 13 full months prior to the end of a given period and which have not been closed, or sold during such periods, increased approximately 4.1%, or $2.4 million from the prior comparable period.

Cost of Services

Salaries and Benefits. Salaries and benefits consist principally of affiliated dentist compensation, clinical team member compensation and related benefit costs. Salaries and benefits for the three months ended March 31, 2026 was $41.9 million, an increase of $6.3 million, or 17.6%, from $35.6 million for the three months ended March 31, 2025. The increase is primarily attributable to the recognition of $3.7 million in share based compensation expense in the three months ended March 31, 2026, while no share based compensation expense was recorded in the three months ended March 31, 2025. The remaining $2.6 million increase relates to an increase of $1.5 million in salaries, driven by increased headcount, including from acquired practices, annual salary increases, $0.4 million increase in benefit costs, $0.3 million in higher incentive compensation, and $0.3 million of contractor support.

Dental supplies and Laboratory Fees. Dental supplies and laboratory fees consists of variable costs associated with our affiliated dental practices providing dental services. Dental supplies and laboratory fees expense for the three months ended March 31, 2026 was $4.3 million, an increase of $0.1 million, or 2.3% from $4.2 million for the three months ended March 31, 2025.

Office occupancy expenses. Office occupancy expenses include lease costs and other physical practice location expenses. Office occupancy expense for the three months ended March 31, 2026 was $4.3 million, an increase of $0.3 million, or 7.0%, from $4.0 million for the three months ended March 31, 2025, attributable to increased capacity expansion and slightly higher leasing costs.

Other practice expenses. Other practice expenses include MinnesotaCare provider taxes, software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance and other operating costs. Other practice expense for the three months ended March 31, 2026 was $3.8 million, an increase of $0.4 million, or 12.6%, from $3.4 million for the three months ended March 31, 2025 as a result of higher software and subscription costs, and volume-based MinnesotaCare provider taxes.

Cost of Services Depreciation Expense. Cost of services depreciation expense encompasses depreciation associated with practice related assets such as dental equipment, leasehold improvements, furniture and fixtures and computer equipment. Practice depreciation expense for the three months ended March 31, 2026 was $2.0 million, an increase of $0.1 million, or 3.5%, from $1.9 million for the three months ended March 31, 2025.

General and Administrative

General and administrative expenses consist of costs of our centralized billing offices and call-centers, marketing and advertising expenses, regional management expenses, executive and senior management, and centralized functions, such as accounting, finance, team member relations, information technology, operations, real estate and other similar functions. General and administrative expense for the three months ended March 31, 2026 was $7.8 million, an increase of $0.9 million, or 13.2%, from $6.9 million for the three months ended March 31, 2025. The increase in cost is primarily attributable to a $0.4 million increase in share based compensation expense, $0.4 million higher professional fees, $0.3 million higher marketing and travel, and $0.2 million increase in salaries and wages, offset in part by $0.5 million lower costs associated with preparing for our 2025 initial public offering.

Depreciation and Amortization

Depreciation and amortization expenses are related to our non-practice related investments in long-lived assets such as computer equipment, furniture and fixtures, and amortization of intangible assets. Depreciation and amortization expense for the three months ended March 31, 2026 remained flat compared to the three months ended March 31, 2025. The recognized expense for both periods was $0.4 million.

Interest Expense, net

Net interest expense for the three months ended March 31, 2026 was $0.1 million, a slight decrease from $0.3 million for the three months ended March 31, 2025. This decrease was driven by a decrease in total interest-bearing debt under our term loan and usage of line of credit over the year and an increase in interest income earned on money market funds.

Provision for Income Taxes

Income tax benefit for the three months ended March 31, 2026 was $1.6 million compared to $0.6 million income tax expense for the three months ended March 31, 2025. The change was due to lower taxable income, impacted by decreased operating earnings and increased tax benefits primarily related to share based compensation.

Key Financial Measures, Performance Indicators and Non-GAAP Financial Measures

In assessing the performance of our business, we consider a variety of financial measures and performance indicators that directly or indirectly impact our revenue and profitability. The key financial and Non-GAAP financial measures and performance indicators we use are set forth below, as of and for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
(in thousands, except per share amounts, percentages, patient visits, and doctor count)	2026	2025	Increase/ (Decrease)		% Increase/ (Decrease)
Key Financial Measures
Revenue	$62,695	$59,037	$3,658		6.2%
Gross Margin	$6,380	$9,856	$(3,476)		(35.3)%
Net Income (Loss)	$(390)	$1,566	$(1,956)		(124.9)%
Diluted EPS	$(0.09)	$0.88	$(0.97)		(110.1)%
Patient Visits	178,527	175,940	2,587		1.5%
Same Practice Revenue Growth	4.1%	1.2%	290	bps	241.7%
Patient Retention Rate	90.1%	89.2%	90	bps	1.0%
Doctor Count	221	203	18		8.9%
Non-GAAP Measures(1)
Adjusted EBITDA	$4,745	$5,465	$(720)		(13.2)%
Adjusted EBITDA Percentage	7.6%	9.3%	(170)	bps	(18.4)%
Adjusted Gross Margin	$12,205	$11,900	$305		2.6%
Adjusted Gross Margin Percentage	19.5%	20.2%	(70)	bps	(3.5)%
Adjusted Diluted EPS	$0.44	$1.14	$(0.70)		(61.4)%
General and Administrative Expense Percentage	12.5%	11.7%	80	bps	6.8%

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

Patient visits for the three months ended March 31, 2026 were 178,527, an increase of 1.5% from 175,940 for the three months ended March 31, 2025.

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

Same Practice Revenue growth for the three months ended March 31, 2026 was 4.1%, or 290 bps higher than the 1.2% Same Practice Revenue growth for the three months ended March 31, 2025.

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

Patient retention was stable with the retention rate for the three months ended March 31, 2026 at 90.1%, an increase of 90 bps from 89.2% for the three months ended March 31, 2025.

Doctor Count. Dentists operating in one of our affiliated dental practices are included in this calculation, which includes both full and part-time dentists. Measuring the year-over-year and quarter-over-quarter change in dentist count allows us to evaluate the production capacity of affiliated dental practices. It also influences decision-making relating to matters such as appropriate staffing levels and recruiting needs.

Doctor count as of March 31, 2026 was 221, eighteen higher than the March 31, 2025 doctor count of 203.

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

Non-GAAP Financial Measures for the three months ended March 31, 2026 and 2025

The following table contains a reconciliation of our net income (loss) attributable to Park Dental Partners, Inc. determined in accordance with GAAP to Adjusted EBITDA:

	For the Three Months Ended
Net Income (Loss) to Adjusted EBITDA	March 31,
(in thousands)	2026	2025
Net income (loss) attributable to Park Dental Partners, Inc.	$(390)	$1,566
Addback/(Deduct):
Provision/(Benefit) for income taxes	(1,611)	646
Interest expense, net	121	337
Depreciation and amortization	2,383	2,274
EBITDA	$503	$4,823
Adjustments:
Share based compensation	4,024	-
Restructuring costs(1)	58	557
Deferred compensation	160	85
Adjusted EBITDA	$4,745	$5,465
Adjusted EBITDA Percentage	7.6%	9.3%

(1) Restructuring costs primarily consist of expenses incurred in connection with the Company’s initial public offering completed on December 4, 2025 and gains and losses from the disposal of equipment.

Adjusted EBITDA. Adjusted EBITDA for the three months ended March 31, 2026 was $4.7 million, a decrease of $0.7 million from the $5.5 million Adjusted EBITDA for the three months ended March 31, 2025, primarily due to the $1.0 million increase in general and administrative expenses after adjustment, offset in part by the $0.3 million increased Adjusted Gross margin. The increase in general and administrative expenses after adjustments is due to a $0.4 million increase in professional fees, and a $0.2 million increase in salaries and wages after adjustments, and $0.3 million higher marketing and travel. Measuring the year-over-year change in Adjusted EBITDA allows us to evaluate the overall operating performance of affiliated dental practices on a consistent basis. It also influences our decision-making process on allocation of resources and helps us evaluate the effectiveness of our strategies.

Adjusted EBITDA Percentage. Adjusted EBITDA Percentage for the three months ended March 31, 2026 was 7.6%, a 170 basis point decrease from 9.3% for the three months ended March 31, 2025, attributable primarily due to an increase in general and administrative expenses after adjustments.

The following table contains a reconciliation of our Gross Margin determined in accordance with GAAP to Adjusted Gross Margin

	For the Three Months Ended
Gross Margin to Adjusted Gross Margin	March 31,
(in thousands)	2026	2025
Gross Margin	$6,380	$9,856
Addback:
Share based compensation	3,665	-
Restructuring costs	37	63
Deferred compensation	160	85
Depreciation	1,963	1,896
Adjusted Gross Margin	$12,205	$11,900
Adjusted Gross Margin Percentage	19.5%	20.2%

Adjusted Gross Margin. Adjusted Gross Margin for the three months ended March 31, 2026 was $12.2 million, an increase of $0.3 million, or 2.6%, from $11.9 million for the three months ended March 31, 2025, attributable to increased revenue of $3.7 million, partially offset by a $2.5 million increase in salaries and wages after adjustments. Measuring the year-over-year change in Adjusted Gross Margin allows us to evaluate the profitability of affiliated dental practices and their performance. It also influences our decision-making process related to cost management strategies and helps us evaluate the effectiveness of those strategies.

Adjusted Gross Margin Percentage. Adjusted Gross Margin Percentage for the three months ended March 31, 2026 was 19.5%, a 70 basis point decrease from 20.2% for the three months ended March 31, 2025, primarily reflecting an increase in revenue.

The following table contains a reconciliation of our Diluted EPS determined in accordance with GAAP to Adjusted Diluted EPS:

	For the Three Months Ended
Diluted EPS to Adjusted Diluted EPS	March 31,
(in thousands, except share and per share amounts)	2026	2025
EARNINGS (LOSS) ATTRIBUTABLE TO COMMON SHAREHOLDERS:	$(390)	$1,566
Adjustments:
Share based compensation	4,024	-
Restructuring costs	58	557
Deferred compensation	160	85
Income tax effect of the Adjustments(1)	(1,188)	(180)
ADJUSTED NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$2,664	$2,028

Adjusted Weighted Average Diluted Shares - Reconciliation
WEIGHTED-AVERAGE SHARES USED IN COMPUTING GAAP NET (LOSS) EARNINGS PER SHARE, DILUTED	4,383,073	1,783,352
ADJUSTED WEIGHTED AVERAGE DILUTED SHARES USED IN COMPUTING ADJUSTED EARNINGS PER SHARE, DILUTED(2)	6,059,839	1,783,352

ADJUSTED DILUTED EARNINGS PER SHARE:	$0.44	$1.14

(1) Income tax effect is based on an estimated long-term annual effective tax rate of 28% tax rate for the three months ended March 31, 2026 and 2025. The Company's estimated long-term annual effective tax rate excludes certain non-cash items such as share based compensation arrangements, and is used in order to provide consistency across periods.

(2) Includes an additional 1,584,666 of weighted average dilutive shares and 92,100 of weighted average dilutive warrants for the three months ended March 31, 2026, that are excluded from a GAAP perspective due to the Company's net loss in that reporting period.

Adjusted Diluted EPS. Adjusted Diluted EPS for the three months ended March 31, 2026 was $0.44, a $0.70 decrease from $1.14 for the three months ended March 31, 2025, primarily due to an increase in the weighted average dilutive securities used in computing adjusted diluted earnings per share due to the Company’s IPO in December 2025.

General and Administrative Expense Percentage. General and Administrative Expense Percentage for the three months ended March 31, 2026 was 12.5%, a 80 basis point increase from 11.7% for the three months ended March 31, 2025. This increase is attributable to higher share based compensation costs related to becoming a publicly-traded company in the fourth quarter of 2025, $0.4 million increase in professional fees, and a $0.2 million increase in salaries and wages, and $0.3 million higher marketing and travel, net of $0.5 million lower costs associated with our 2025 initial public offering.

Liquidity and Capital Resources

We finance our operations and growth through a combination of cash provided by operating activities and borrowings under our revolving loan facility. Cash and cash equivalents was $24.4 million at March 31, 2026, and $25.2 million at December 31, 2025. At March 31, 2026 and December 31, 2025, we had total outstanding borrowings under our debt arrangements of approximately $11.5 million and $12.0 million, respectively. Unused availability under our line of credit was approximately $15 million at March 31, 2026.

We believe that our existing cash and our expected cash flows from operations will be sufficient to meet our cash needs for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our dental services expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected

Cash flows from operating activities

Cash flows provided by operating activities were $5.0 million for the three months ended March 31, 2026, compared to $5.9 million for the three months ended March 31, 2025. The $0.9 million decrease in cash flows provided by operating activities was due primarily to a decrease in changes in operating assets and liabilities of $2.7 million, offset in part by a $0.8 million increase in net income (loss) after adjustments for non-cash items.

Cashflows used in investing activities

Our investing activities are primarily related to capital expenditures for practice growth and expansion, replacing obsolescent assets, and adding capital improvements in existing facilities and technology related projects. Cash flows used in investing activities were $4.8 million and $3.1 million for the three months ended March 31, 2026 and 2025, respectively. Cash used in investing activities increased due to $1.6 million higher consideration paid for business acquisitions and an increase of $0.6 million due to notes issued in the first quarter of 2026, offset in part by a $0.4 million decrease in premiums paid on life insurance.

Cashflows used in financing activities

Cash flows used in financing activities primarily reflect our borrowings and repayments under our current and prior credit facilities which were refinanced in March 2024, and amended subsequently in February 2026. Cash flows used in financing activities for the three months ended March 31, 2026 were $1.1 million compared to $2.0 million for the three months ended March 31, 2025. The $0.9 million change in finance cash usage reflected decreased checks issued in excess of cash of $0.7 million and a decrease of $0.2 million for share repurchases.

Outstanding indebtedness

Amounts outstanding under our bank term loan were $9.3 million and $9.8 million at March 31, 2026, and December 31, 2025, respectively. During the three months ended March 31, 2026 we made scheduled principal payments of $0.5 million. At both March 31, 2026, and December 31, 2025, we had no outstanding balance under the line of credit.

On March 27, 2024, we entered into a new credit agreement which amended the existing agreement and provided for a new $13.0 million term loan and amended the line of credit to $15.0 million from the prior $23 million. The term loan matures in March 2029 and carries an interest rate equal to the one-month SOFR rate plus 2.10%. The amended agreement also provides for an accordion right to increase the term loan by an additional $10 million. The amended line of credit extended the maturity from March 2024 to March 2027 and carries an interest rate equal to the one-month SOFR rate plus 2.00%.

On February 13, 2026, the Company entered into an amendment to its credit agreement. The amendment extends availability under the line of credit to March 27, 2029, updates certain financial covenants and definitions, and provides consent for the formation of a new subsidiary.

The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio and a total cash flow leverage ratio. In addition, the agreement contains standard negative covenants that, among other things, limit our ability to undertake individual business combinations in excess of specified limits; incur and pay certain indebtedness; create, incur, or assume certain liens and negative pledges; sell, lease, convey, transfer or otherwise dispose of certain assets; liquidate or dissolve any of our subsidiaries; make certain loans and investments; make certain dividends and redemptions; substantially change the nature of our business; and effect certain changes in ownership or control beyond specified thresholds.

We were in compliance with all covenants specified in the credit agreement at March 31, 2026 and December 31, 2025 including the fixed charge coverage and cash flow leverage ratios. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Our obligations under the credit facilities are secured by a first priority lien on substantially all of our tangible and intangible assets and the tangible and intangible business assets of the affiliated dental practices.

In addition to the aforementioned credit facilities, we have secured notes payable of $2.2 million due to related parties and certain current and former shareholders. The principal is due at maturity and interest is due quarterly through October 1, 2037. Interest is equal to the greater of 14% of the principal balance or an amount based on a formula using average dentist compensation or a formula based on total revenue. The effective interest rate for 2026 is 24.5% compared to 25.7% in 2025. The notes are secured by all of our business assets and the affiliated dental practices and are subordinated to the bank term loan and the line of credit. The notes have significant prepayment obligations.

Our primary sources of liquidity are cash provided by operations and available borrowings under our revolving loan facility. The management fees we receive from affiliated dental practices and their reimbursement to us of certain costs we incur on their behalf are our primary source of cash from operations.

Deferred Compensation — Our deferred compensation obligation, including current and non-current obligations was $69.8 million and $70.6 million at March 31, 2026 and December 31, 2025, respectively, and primarily consisted of active non-qualified deferred compensation plans and other inactive deferred compensation plans.

Non-qualified Deferred Compensation Plans — We and our affiliated dental practices utilize non-qualified deferred compensation plans that provide participants the opportunity to defer compensation on a pretax basis. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or qualified planned in-service distributions. The agreement provides eligible participants the option to receive payment in a lump sum distribution or up to five annual installments. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participants are fully vested in employer credits after five years of service. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. At March 31, 2026 and December 31, 2025, the total deferred compensation liability related to the non-qualified deferred compensation plans was $22.7 million and $23.0 million, respectively.

Deferred Compensation Plans – Inactive — Our affiliated dental practices have profession and executive deferred compensation plans, and have executed employment agreements with certain dentists, executives and professional employees. These agreements provided for the creation of deferred compensation balances for eligible employees in the event of separation from service. These plans were frozen prior to January 1, 2024. At March 31, 2026 and December 31, 2025, the total of these other inactive deferred compensation plans were $47.0 million and $47.6 million, respectively. This deferred compensation value is fixed and non-interest bearing. The deferred compensation balances are generally to be paid over a period of five years from the date of the participants separation from the groups, subject to certain limitation. One plan, comprising the significant majority of the balance has an annual maximum cap on payments at 2% of the respective Company’s annual adjusted gross revenue, as defined in the agreements.

Recently adopted accounting pronouncements

The Company has not adopted any new accounting standards in the three months ended March 31, 2026.

Recently issued accounting pronouncements

Refer to Note 1 to the Company’s condensed consolidated financial statements for a discussion of recently issued but not yet adopted accounting pronouncements.

Item 3.Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

Item 4.Controls and Procedures

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our Chief Executive Officer (principal executive officer) and our Chief Financial Officer (principal accounting and financial officer), does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the controls. The design of any system of controls is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We and our affiliated dental practices have been named as a defendant in lawsuits from time to time in the normal course of business, primarily for employment liability, alleged negligence in care or general liability and contractual business disputes. We do not believe any pending lawsuits will have a material adverse effect on our operating results, cash flows, liquidity or financial position.

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. Subsequently, certain of the claims were dismissed; however, the putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota continues. We anticipate the settlement of this matter is now probable. We expect the settlement, net of insurance recoveries, will have an immaterial impact to our financial statements as we anticipate the costs to settle will be fully recovered under our insurance policy coverage.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described in “Item 1A. Risk Factors” in our Annual Report, which could materially affect our business, financial condition or future results. There have been no material changes to the risk factors described in our Annual Report.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended March 31, 2026.

There have been no material changes in the use of proceeds from our initial public offering as previously disclosed in our Annual Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other information

(c)Insider Trading Arrangements

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Exchange Act), adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (each as defined in Item 408 of Regulation S-K).

Item 6.Exhibits

(a)Exhibits

Exhibit No.	Description	Form	Exhibit	Date Filed with the SEC
3.2	Fourth Amended and Restated Articles of Incorporation of Park Dental Partners, Inc.	S-1	3.2	09/03/2025
3.3	Bylaws of Park Dental Partners, Inc., dated October 31, 2023.	S-1	3.3	09/03/2025
3.4	Amendment No. 1 to Bylaws of Park Dental Partners, Inc., dated December 4, 2024.	S-1	3.4	09/03/2025
4.2	Form of Representatives' Warrant.	8-K	4.1	12/04/2025
10.1	Amended and Restated Credit Agreement, dated March 27, 2024, by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.	S-1	10.1	09/03/2025
10.2	Amendment Agreement, dated as of February 13, 2026 (effective January 1, 2026), by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.	8-K	10.1	02/19/2026
10.3	Second Amendment Agreement, dated as of April 30, 2026, by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.			Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK DENTAL PARTNERS, INC.
Date: May 14, 2026
/s/ Christopher Bernander
Christopher Bernander, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)