Form 10-Q
period 2026-06-30
Park Dental Partners, Inc.
filed 2026-08-13
CIK 2069604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $0.0001 per share
Outstanding Shares at August 13, 2026	4,755,282

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	At June 30,	At December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,398	$25,185
Accounts receivable – net of allowance	7,923	6,991
Dental supplies	959	930
Income taxes receivable	2,854	2,830
Prepaid expenses and other current assets	3,515	1,966
Total current assets	39,649	37,902
OTHER ASSETS:
Property and equipment – net	30,041	29,286
Cash surrender value of life insurance	20,925	19,244
Intangible assets – net	13,255	11,182
Goodwill	17,336	17,178
Deferred income taxes	19,816	18,849
Lease right of use asset	45,245	44,542
Total other assets	146,618	140,281
TOTAL ASSETS	$186,267	$178,183
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$5,041	$6,291
Payroll, benefits and short-term deferred compensation	16,693	16,716
Accrued taxes	1,307	1,220
Current debt	1,896	1,895
Current portion of lease liability	6,947	6,711
Deferred revenue and other current liabilities	3,417	2,900
Total current liabilities	35,301	35,733
LONG-TERM LIABILITIES:
Lease liability	42,119	41,659
Deferred compensation	69,230	68,417
Long-term debt	9,137	10,085
Other long-term liabilities	659	486
Total long-term liabilities	121,145	120,647
Total liabilities	$156,446	$156,380
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 4,704,780 and 4,247,018 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	$1	$1
Additional paid-in capital	35,686	28,627
Treasury stock	(737)	(737)
Accumulated shareholders’ deficit	(5,129)	(6,088)
Total shareholders’ equity	29,821	21,803
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$186,267	$178,183

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
REVENUE	$66,212	$62,998	$128,907	$122,035
COST OF SERVICES
Salaries and benefits	42,114	37,096	84,009	72,733
Dental supplies and Laboratory fees	4,444	4,337	8,782	8,576
Office occupancy	4,375	4,086	8,660	8,090
Other practice expenses	3,836	3,610	7,670	7,015
Depreciation	1,928	1,963	3,891	3,859
TOTAL COST OF SERVICES	56,698	51,092	113,013	100,273
GROSS MARGIN	9,514	11,906	15,894	21,762
General and administrative expenses	7,836	7,380	15,676	14,308
Depreciation and amortization	422	374	842	752
OPERATING INCOME (LOSS)	1,256	4,152	(624)	6,702
INTEREST EXPENSE - NET	(137)	(334)	(258)	(671)
INCOME (LOSS) BEFORE TAX	1,119	3,818	(882)	6,031
PROVISION/(BENEFIT) FOR INCOME TAX	(230)	1,248	(1,841)	1,894
NET INCOME	$1,349	$2,570	$959	$4,136
Earnings per share:
Basic	$0.30	$1.45	$0.21	$2.33
Diluted	$0.22	$1.45	$0.16	$2.33
Basic weighted-average number of common shares outstanding	4,571,346	1,772,662	4,478,159	1,777,942
Diluted weighted-average number of common shares outstanding	6,235,305	1,772,662	6,091,899	1,777,942

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (unaudited)

(in thousands)

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	Equity / (Deficit)
Balances - December 31, 2025	$1	$(737)	$(6,088)	$28,627	$21,803
Share based compensation	—	—	—	4,024	4,024
Net income (loss)	—	—	(390)	—	(390)
Balances - March 31, 2026	$1	$(737)	$(6,478)	$32,651	$25,437
Share based compensation	—	—	—	3,035	3,035
Net income (loss)	—	—	1,349	—	1,349
Balances - June 30, 2026	$1	$(737)	$(5,129)	$35,686	$29,821

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	(Deficit)
Balances - December 31, 2024	$1	$(91)	$(5,730)	$1,521	$(4,299)
Share repurchase	—	(154)	—	—	(154)
Net income (loss)	—	—	1,566	—	1,566
Balances - March 31, 2025	$1	$(245)	$(4,164)	$1,521	$(2,887)
Share repurchase	—	(184)	—	(57)	(241)
Net income (loss)	—	—	2,570	—	2,570
Balances - June 30, 2025	$1	$(429)	$(1,594)	$1,464	$(558)

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$959	$4,136
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	4,733	4,611
Deferred income taxes	(967)	—
Change in cash surrender value of life insurance	(1,274)	(786)
Loss on disposal of property and equipment	37	63
Noncash lease expense	(6)	(62)
Share based compensation	7,059	—
Changes in operating assets and liabilities
Accounts receivable	(932)	221
Income taxes receivable	(24)	(250)
Prepaid expenses and other current assets	(959)	(660)
Accounts payable and other accrued liabilities	(88)	996
Payroll, benefits and deferred compensation	790	429
Accrued taxes	87	265
Deferred revenue and other liabilities	301	270
Net cash flows from operating activities	9,716	9,233
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	$(4,752)	$(4,020)
Life insurance premiums paid	(407)	(978)
Payments for purchases of dental practices	(2,438)	(803)
Loans to related parties evidenced by promissory notes	(600)	—
Net cash flows used in investing activities	(8,197)	(5,801)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Gross borrowings on line of credit	$—	$14,903
Gross repayments on line of credit	—	(14,903)
Dental practice purchase payments on deferred notes	(134)	(333)
Net change in checks issued in excess of cash balances	(1,201)	(1,504)
Payments of long-term debt	(947)	(957)
Payments of capital lease obligation	(24)	(22)
Cash paid for share repurchase	—	(396)
Net cash flows used in financing activities	(2,306)	(3,212)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(787)	220
CASH AND CASH EQUIVALENTS – Beginning of period	25,185	2,672
CASH AND CASH EQUIVALENTS – End of period	$24,398	$2,892
SUPPLEMENTAL CASH FLOW INFORMATION:
Schedule of interest and income taxes paid (received):
Interest	$549	$658
Income taxes	(847)	2,056
Non-cash transactions:
Purchases of property and equipment in accounts payable	689	631

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share amounts)

1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — We are a dental resource organization that provides administrative and other business support services to affiliated general and multi-specialty dental practices. We currently have exclusive long-term agreements with the following affiliated dental practices — PDG, P.A., Dental Specialists of Minnesota, PLLC and Orthodontic Specialists of Minnesota, PLLC, (together “affiliated dental practices”). We currently support 219 dentists across 87 practice locations. As a result of our exclusive, long-term agreements with our affiliated dental practices, our condensed consolidated financial results include the consolidated results of the affiliated dental practices, in which we do not hold an equity interest. References to “we”, “us”, and “our” refer to Park Dental Partners, Inc. (“PDPI”) and our affiliated general and multi-specialty dental practices PDG, P.A. (“PDG”), Dental Specialists of Minnesota, PLLC (“TDS”), and Orthodontic Specialists of Minnesota, PLLC (“The Dental Specialists Orthodontics”). PDG, TDS, and The Dental Specialists Orthodontics provide general and specialty dental care services to patients in Minnesota, Wisconsin, and Arizona.

Basis of presentation — The accompanying condensed consolidated financial statements, including the balance sheet as of June 30, 2026, statements of operations and statements of stockholders’ equity, for the three and six months ended June 30, 2026 and 2025, and statements of cash flows for the six months ended June 30, 2026 and 2025, are unaudited. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report. In the opinion of management, these condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of June 30, 2026 and the results of operations and cash flows for the six months ended June 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2026 and 2025 are also unaudited. The results for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Our chief executive officer and chairman is the chief operating decision maker (“CODM”). The CODM uses financial information at the consolidated level, including net income, gross margin, and Adjusted Earnings Before Interest, Tax, Depreciation and Amortization (“Adjusted EBITDA”), to assess performance and make key operating decisions, including approving annual operating plans, expanding into new markets, or pursuing business acquisitions. Net income and Adjusted EBITDA are used to monitor our actual results against our budget, as well as trends compared to historical performance, which are the CODM’s primary considerations to assess performance. There are no segment managers held accountable by the CODM for operating results at levels or components below the consolidated unit level. The measure of segment assets is reported on the balance sheet as total consolidated assets and our CODM allocates assets at that level. The CODM has overall responsibility and accountability for the profitability and cash flows of the Company.

Specified Expense Items — Significant expense information provided to the CODM is consistent with our condensed consolidated statements of operations, as supplemented by the specified expense items provided to the CODM and disclosed in the table below:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Salaries and Benefits
Doctor compensation and benefits	$20,765	$16,744	$41,527	$32,666
Clinical team member salaries and benefits	21,349	20,352	42,482	40,067
Total Salaries and Benefits	$42,114	$37,096	$84,009	$72,733
Other Practice Expenses
MinnesotaCare tax	$1,180	$1,127	$2,301	$2,180
Other expenses of practices(1)	2,656	2,483	5,369	4,835
Total – Other Operating expense	$3,836	$3,610	$7,670	$7,015
(1)	Other expenses of practices include software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance, and other operating costs.

Other Current Liabilities and Other Long-Term Liabilities — Other current liabilities and other long-term liabilities include insurance and patient refunds, finance lease obligations, deferred rent, and practice acquisition notes. Practice acquisition notes are generally payable between 12 – 48 months after the date of the acquisition. The total liability of outstanding practice acquisition notes as of June 30, 2026 and December 31, 2025, included within the condensed consolidated balance sheets was $1,366 and $956, respectively, of which, the current portion was $743 and $505, respectively, and is included within Deferred revenue and other current liabilities.

A summary of the activity for the Company’s estimated liability for outstanding practice acquisition notes for the six months ended June 30, 2026 and 2025, were as follows:

	2026	2025

	(in thousands)
Practice acquisition notes – January 1	$956	$1,141
Additions related to acquisitions	544	1,006
Reinstatement	—	74
Payments advanced to seller	(134)	(1,135)
Practice acquisition notes – June 30	$1,366	$1,086

Revenue Recognition — Our affiliated dental practices generate their revenue from services provided to patients. Generally, dental practices bill patients and third-party payors after the services are performed. Revenue is recognized as performance obligations are satisfied. Patient care service revenue is reported at amounts that reflect the consideration affiliated dental practices estimate to be entitled in exchange for providing patient care. These consideration amounts are due from patients and third-party payors (including dental insurers and government sponsored programs), and others and include variable consideration. Our affiliated dental groups determine the transaction price, which involves significant estimates and judgment, based on standard charges for goods and services provided, reduced by contractual allowance provided to third-party payors, discounts provided to uninsured patients in accordance with our policy and implicit price concessions based on its historical collection experience for each patient portfolio based on payor classes and service types. We regularly review data about these major payor sources of revenue in evaluating the sufficiency of the contractual allowance and implicit price concessions. Performance obligations are determined based on the nature of the services provided. For general dental care services, the performance obligations are satisfied as the patient simultaneously receives and consumes the benefits provided as the services are performed. Revenue from performance obligations satisfied over time is recognized based on total expected or actual services allocated to each performance obligation. Generally, performance obligations satisfied over time relate to patients receiving orthodontic services. For these services we measure the performance obligation from initial execution of the contract to the point when there are no further services required for the patient. Typically, revenue is recognized within 12-months of the commencement of services. In addition, our affiliated dental practices offer a direct-to-consumer dental care subscription for patients without dental insurance, which provides reduced costs for patient care over a 12-month period. Materially all deferred revenue at the end of a fiscal year is recognized within the subsequent 12-month period. The subscription revenue is deferred and recognized over the period of care. We believe that these methods provide an accurate depiction of the transfer of services over the term of the performance obligation based on the inputs needed to satisfy the obligations.

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

Our patient service revenue, net of allowances, implicit price concessions and discounts, recognized from these major payor sources and patients were as follows:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Third-party payors	$43,671	$44,438	$87,202	$86,430
Patients	22,541	18,560	41,705	35,605
Total all payors	$66,212	$62,998	$128,907	$122,035

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

Carrying amounts of accounts receivable are reduced by contractual allowances and implicit price concessions that reflect management’s best estimate of the amounts that will not be collected. We provide for contractual adjustments under terms of third-party reimbursement agreements through a reduction of gross revenue and a credit to a contractual valuation allowance. In addition, we provide for probable uncollectible amounts, primarily for uninsured patients and amounts patients are personally responsible for, through a reduction in gross revenue and a credit to a valuation allowance based on our assessment of historical collection experience, trends for each of its major payor sources of revenue, and the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and credit to patient accounts receivable. Contractual allowances, concessions, and reserves for uncollectible accounts were $6,080 and $4,864 at June 30, 2026 and December 31, 2025, respectively.

Deferred Revenue — Deferred revenue is comprised of performance obligations satisfied over time which have not yet been completed, primarily related to orthodontic and dental subscription services.

A summary of the Company’s changes in deferred revenue for the six months ended June 30, 2026 and 2025, were as follows:

	2026	2025

	(in thousands)
Deferred revenue - January 1	$1,411	$1,432
Recognition of prior deferred revenue in the current period	(1,096)	(1,063)
Deferral of revenue	1,330	1,063
Deferred revenue - June 30	$1,645	$1,432

Recently Adopted Accounting Pronouncements — The Company has not adopted any new accounting standards in the three and six months ended June 30, 2026.

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

2.ACQUISITIONS

During the six months ended June 30, 2026, our affiliated dental practices acquired two general dental practices. One acquisition was completed on January 23, 2026, while the second acquisition was completed on May 29, 2026. The combined total purchase consideration for the practices was $2,982, of which $2,438 was settled in cash and $544 in practice acquisition notes. The acquired practices provide general dental services, one located in Tucson, Arizona, and one located in Rochester, Minnesota. During the six months ended June 30, 2025, our affiliated dental practices acquired one general dental practice. The final total purchase consideration for the practice was $1,006, of which $803 was settled in cash and $203 in practice acquisition notes. The acquired practice provides general dental services, and is located in the Minneapolis/St. Paul metropolitan area. Practice acquisition notes are generally payable between 12 and 48 months after the date of acquisition.

The results of operations and financial condition of the acquired entities have been included in our condensed consolidated results as of the date of acquisition. For the three and six months ended June 30, 2026 and 2025, the acquired entity’s impact on revenues and net earnings were not material. Unaudited pro forma revenues and net earnings for the three and six months ended June 30, 2026 and 2025, as if the business combinations had occurred on the first of the year, were immaterial for the periods.

Goodwill arising from acquisitions consists largely of the synergies and economies of scale expected from increased revenue and cost reductions. We anticipate that acquired goodwill will be deductible for tax purposes.

The following table summarizes the consideration paid, assessment of assets acquired and liabilities assumed, and resulting goodwill. Management’s measurement of the fair values of acquired assets and assumed liabilities and purchase price allocation is preliminary and subject to finalization when valuations and final assessments of the fair value of acquired assets and assumed liabilities are completed in the measurement period (up to one year from the acquisition date). There can be no assurance that such final assessments will not result in material changes from the preliminary purchase price allocations, and such changes may result in changes in the opening balance sheet value of goodwill. The Company’s estimates and assumptions are subject to change during the measurement period as the Company finalizes the valuations of certain tangible and intangible assets acquired, and liabilities assumed. We expect to complete the purchase price allocation for the 2026 acquisitions during fiscal year 2026.

Acquisitions completed in the six months ended June 30, 2026 and 2025:

	As of June 30,
	2026	2025

	(in thousands)
Dental supplies	$20	$10
Property and equipment	172	61
Right of use lease asset	1,066	68
Patient lists	2,679	434
Goodwill	154	512
Right of use lease liability	(1,066)	(68)
Liabilities assumed	(43)	(11)
Assets acquired and liabilities assumed	$2,982	$1,006
Total purchase price	$2,982	$1,006
Issuance of amounts due to sellers – acquisitions	(544)	(203)
Cash paid in business combinations	$2,438	$803

On August 7, 2026, Park Dental Partners, Inc., entered into an agreement to acquire Village Family Dental DSO and affiliate with the Village Family Dental professional practices for approximately $29,900 in cash, 474,535 restricted shares of common stock valued at $9,200, and contingent consideration up to $6,900. The Village Family Dental DSO is currently affiliated with Village Family Dental practices, a multi-specialty dental group based in Fayetteville, North Carolina.  The transaction is expected to close in 2026, subject to satisfaction or waiver of customary closing conditions, and will be funded through a combination of cash on hand and borrowings under our existing credit facility.

3.REVENUE

Disaggregated Revenue Information — We view the following disaggregated disclosures as useful to understanding the composition of revenue:

	For the three months ended		For the six months ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
General dentistry	$48,887	$46,534	$95,010	$89,887
Multi-Specialty dentistry	17,325	16,464	33,897	32,148
Revenue	$66,212	$62,998	$128,907	$122,035

4.CONCENTRATION OF CREDIT RISK

Financial instruments that potentially subject us to possible credit risk consist principally of accounts receivable and cash deposits in excess of insured limits.

Accounts receivable consist of amounts due from patients, their insurers, or governmental agencies for health care provided to the patients. The majority of patients are from Minnesota, Wisconsin, and Arizona.

The mix of receivables from patients and third-party payors are as follows:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Patients	32%	32%
Third-party payors	68	68
Totals	100%	100%

One third-party payor and their affiliated entities accounted for approximately 29% and approximately 30% of our condensed consolidated net revenue for the three months ended June 30, 2026 and 2025, respectively, and approximately 30% and 28% for the six months ended June 30, 2026 and 2025, respectively.

Accounts receivable from one third-party payor and their affiliated entities accounted for approximately 26% and approximately 23% of total accounts receivable at June 30, 2026 and December 31, 2025, respectively.

We maintain a depository relationship with one primary financial institution. Operating cash requirements frequently require that amounts on deposit exceed Federal Deposit Insurance Corporation limits. We believe this financial institution has a strong credit rating and that credit risk related to these deposits is minimal. As of June 30, 2026 and December 31, 2025, cash deposits in excess of the federally insured amounts were $23,819 and $24,618, respectively.

5.PROPERTY AND EQUIPMENT

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Land	$46	$46
Buildings	140	140
Computer equipment	17,908	17,393
Furniture and fixtures, and signage	7,812	7,614
Dental equipment	51,453	49,707
Leasehold improvements	47,271	45,092
Total property and equipment	124,630	119,992
Less accumulated depreciation	94,589	90,706
Property and equipment – net	$30,041	$29,286

Depreciation expense in the condensed consolidated statement of operations was $2,019 and $2,057 for the three months ended June 30, 2026 and 2025, respectively, and was $4,086 and $4,053 for the six months ended June 30, 2026 and 2025, respectively. All assets of the Company are located in the United States of America.

6.GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill for the six months ended June 30, 2026 and 2025, consisted of the following:

	2026	2025

	(in thousands)
Goodwill
Balance – January 1	$17,178	$16,559
Goodwill acquired	154	512
Measurement period adjustments	4	—
Balance - June 30	$17,336	$17,071

	June 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	1,950	$—
Patient lists	20,619	7,364	13,255
Total intangible assets	$22,569	$9,314	$13,255

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	$1,950	$—
Patient lists	17,899	6,717	11,182
Total intangible assets	$19,849	$8,667	$11,182

Trademark and patient list amortization expense was $331 and $279 for the three months ended June 30, 2026 and 2025, respectively, and was $647 and $557 for the six months ended June 30, 2026 and 2025, respectively.

Amortization expense on amortizable intangible assets for each of the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$687
2027	1,375
2028	1,375
2029	1,233
2030	1,200
Thereafter	7,385
Total	$13,255

7.INCOME TAXES

Our interim tax provision is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the relevant period. Each quarter, we update an estimate of the annual effective tax rate, and if the estimated tax rate changes, we make a cumulative adjustment.

We recorded an income tax (benefit) of $(230) and $(1,841) in the three and six months ended June 30, 2026, compared to an income tax expense of $1,248 and $1,894 in the three and six months ended June 30, 2025. Our effective tax rate was (20.6)% and 208.7% for the three and six months ended June 30, 2026, compared to 32.7% and 31.4% for the three and six months ended June 30, 2025.

The changes in the effective tax rate for the three and six months ended June 30, 2026 compared to the prior year are primarily driven by higher discrete deductible expenses associated with vesting of share awards in the three and six months ended June 30, 2026.

8.LINE OF CREDIT

At June 30, 2026, we had a $15,000 available line of credit with a bank bearing interest at the one-month SOFR plus 2.00%. Our credit agreement with the bank includes a $13,000 term loan and provides for a $15,000 line of credit and, subject to the terms of the credit agreement and the lender’s consent, permits the Company to request increases in the revolving commitment of up to an aggregate additional $10,000. The credit agreement was amended on February 13, 2026 to extend the availability under the line of credit from March 2027 to March 2029, update certain financial covenants and definitions, and provide consent for the formation of a new subsidiary. On April 30, 2026 we entered into a second amendment to the credit agreement that added our Arizona subsidiary as a co-borrower and modified certain subsidiary and acquisition-related provisions.

No amounts were outstanding under the line of credit at June 30, 2026 or December 31, 2025. There was no activity on the line of credit for the first six months of 2026. Activity on the line of credit for fiscal 2025 included advances of $14,903 and repayments of $14,903.

9.LONG-TERM DEBT

Long-term debt consisted of the following:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Bank term loan	$8,822	$9,750
Subordinated notes payable	2,165	2,165
Notes payable to former dentist shareholders for the redemption of shares	46	65
Totals	11,033	11,980
Less – current maturities	1,896	1,895
Long-term portion	$9,137	$10,085

Scheduled principal payments on long-term debt at June 30, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$948
2027	1,884
2028	1,857
2029	4,179
2030	—
Thereafter	2,165
Total	$11,033

Bank Term Loan

The Company maintains a $13,000 term loan that matures in March 2029 and bears interest at a variable rate equal to one-month SOFR plus 2.10%. The loan requires monthly principal payments of $155, with any remaining principal due at maturity, and is secured by all business assets of the Company. The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio, a total cash flow leverage ratio, and restriction on individual business combinations in excess of specified limits, as defined in the agreement. The Company was in compliance with all debt covenants as of June 30, 2026 and December 31, 2025. Interest expense related to the bank term loan totaled approximately $131 and $196 for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $267 and $396 for the six months ended June 30, 2026 and 2025, respectively.

Subordinated Notes Payable

The Company has outstanding subordinated notes payable with principal due at maturity and interest payable quarterly through October 1, 2037. Interest on the notes is equal to the greater of (i) 14% of the principal balance, (ii) an amount determined based on a formula using average dentist compensation, or (iii) a formula based on total revenue. The effective interest rate during the three and six months ended June 30, 2026 and 2025 was 24.5%. Of the total subordinated notes payable, $2,012 is payable to various noteholders, including two related parties. These notes are secured by all business assets of the Company and are subordinated to the Company’s bank term loan and line of credit. The notes are also subject to significant prepayment restrictions; prepayment generally requires lender approval, except in limited circumstances involving the death of certain holders. The purchase agreement governing these notes also contains change-of-control provisions. Interest expense related to the subordinated debt agreements was approximately $133 and $139 for the three months ended June 30, 2026 and 2025, respectively, and totaled approximately $264 and $276 for the six months ended June 30, 2026 and 2025, respectively.

Notes Payable – Former Dentist Shareholder

The Company has issued notes payable to former dentist shareholders in connection with the redemption of shares occurring prior to the Company’s initial public offering. The notes are payable in equal monthly installments, with 17 payments remaining as of June 30, 2026. Interest is charged at the lesser of (i) 10% or (ii) 1% less than the prime rate published in The Wall Street Journal (Midwest Edition). Total principal payments made on these notes were $19 in the six months ended June 30, 2026. Interest expense related to notes payable to former dentist shareholders was approximately $1 and $2 for the three months ended June 30, 2026 and 2025, respectively, and was approximately $2 and $4 for the six months ended June 30, 2026 and 2025, respectively.

10.DEFERRED COMPENSATION

Park Dental Partners, Inc. and its affiliated dental practices have four deferred compensation plans. Only the Non-qualified Deferred Compensation Plan is still active, while balances in all other plans have been closed to new participation.

●	Active Deferred Compensation Plans:

Non-qualified Deferred Compensation Plan — The non-qualified deferred compensation plan provides participants the opportunity to defer compensation on a pretax basis. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participant accounts are credited with deferred compensation contributions and subsequent earnings. In addition, we may make discretionary credits to the compensation account of an active participant at any time. There were no discretionary credits deposited in the three and six months ended June 30, 2026. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or through a qualified in-service distribution with the option to receive payment in a lump sum distribution, or up to five annual installments.

At June 30, 2026, the total deferred compensation liability related to the non-qualified plan was $24,949, of which $24,216 was presented as Deferred compensation and $733 as Payroll, benefits and short-term deferred compensation.

At December 31, 2025, the total deferred compensation liability related to the non-qualified plan was $22,992, of which $22,297 was presented as Deferred compensation and $695 as Payroll, benefits and short-term deferred compensation.

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

At June 30, 2026 and December 31, 2025, the total deferred compensation liability related to the phantom equity plan was $1,411 and $1,657, respectively. There was no deferred compensation expense under the agreement in the first six months in 2026 or fiscal 2025, and we do not anticipate any future compensation expense under the Phantom Plan.

The balance of Deferred compensation – Inactive, which includes the PEC Plan, Accumulation Plan, and the Phantom Plan, was $45,014 at June 30, 2026 and $46,120 at December 31, 2025. The short-term portion has been included in Payroll, benefits, and short-term deferred compensation and totaled $1,668 and $1,457 at June 30, 2026 and December 31, 2025, respectively. Payments made under the Deferred Compensation Plans – Inactive were $289 and $305 for the three months ended June 30, 2026 and 2025, respectively, and were $846 and $682 for the six months ended June 30, 2026 and 2025, respectively.

	Deferred Compensation – Inactive
	As of June 30, 2026
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$42,753	$1,151	$1,110	$45,014
Payroll, benefits and short-term deferred compensation	1,300	67	301	1,668
Total Liability	$44,053	$1,218	$1,411	$46,682

	Deferred Compensation – Inactive
	As of December 31, 2025
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$43,497	$1,218	$1,405	$46,120
Payroll, benefits and short-term deferred compensation	1,121	84	252	1,457
Total Liability	$44,618	$1,302	$1,657	$47,577

11.SHAREHOLDERS’ EQUITY (DEFICIT)

Park Dental Partners, Inc. shares are comprised of 100 million Common shares, and 5 million Preferred shares. All stock has a par value of $0.0001 per share. As of June 30, 2026, only Common shares are outstanding. Each holder of common stock and certain restricted shares is entitled to one vote for each share of Common stock and restricted share awards held.

Restricted stock units granted commencing in June 2026 do not carry voting rights unless and until settled in shares of common stock.

In connection with the Company's initial public offering completed on December 4, 2025, the Company issued warrants to the underwriter’s representative to purchase up to 92,100 shares of common stock at an exercise price of $15.60 per share. On July 13, 2026, the underwriters exercised all outstanding warrants on a cashless basis. As a result, the Company issued 22,483 shares of common stock to the underwriters. There were no outstanding warrants remaining subsequent to the exercise.

The following table summarizes unrestricted common shares outstanding:

	As of
	June 30, 2026	December 31, 2025
Total Common unrestricted shares	4,704,780	4,247,018

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

Restricted stock awards granted after the IPO and before June 2026 vest at the rate of 25% annually over four years. Beginning in June 2026, the Company granted restricted stock units (“RSUs”), which also vest at the rate of 25% annually over four years. Share-based compensation expense for these post-IPO awards is recognized on a straight-line basis over the applicable requisite service period. We believe this method is preferable, as it results in the Company recognizing the total grant-date fair value of the award ratably as compensation expense over the vesting period.

The following table summarizes activity in unvested restricted stock awards and RSUs for the six months ended June 30, 2026:

		Weighted
	Number of	Average Grant
	RSs	Date Fair Value
	(in thousands)
Unvested awards - January 1	2,493	7.04
RSs and RSUs granted	159	17.80
Awards vested	(458)	6.82
Awards forfeited	(10)	8.50
Unvested awards - June 30	2,184	$7.87

The following table summarizes the mix of unvested restricted stock awards and restricted stock units outstanding as of June 30, 2026:

Number of
RSs
(in thousands)
Restricted share awards	2,029
Restricted share units	155
Total	2,184

Unrecognized compensation expense related to outstanding restricted stock awards and restricted stock units at June 30, 2026 was approximately $11,214.

Unrestricted Stock Grant —There were no unrestricted stock grants made during the three and six months ended June 30, 2026 and 2025.

Employee Stock Purchase Plan (“ESPP”) — The Company maintains an Employee Stock Purchase Plan that allows eligible employees to purchase shares of common stock at a discount through payroll deductions over offering periods. The ESPP was approved in 2025, and up to 250,000 shares of common stock are reserved for issuance under the plan. No shares were issued under the ESPP during the three and six months ended June 30, 2026 and 2025.

Subsequent to June 30, 2026, the Company issued 28,019 shares of common stock at $17.71 per share under the ESPP for the offering period ended June 30, 2026.

12.EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income available to PARK common shareholders	$1,349	$2,570	$959	$4,136
Earnings per share attributable to PARK common shareholders:
Basic	$0.30	$1.45	$0.21	$2.33
Diluted	$0.22	$1.45	$0.16	$2.33
Weighted-average number of common stock shares outstanding	4,571	1,773	4,478	1,778
Dilutive impact of share based awards and warrants	1,664	—	1,614	—
Weighted-average number of common stock shares outstanding – diluted	6,235	1,773	6,092	1,778
Anti-dilutive restricted stock excluded from diluted EPS computation	—	3,477	—	3,539

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

Lease Cost — Lease cost has been included within Office occupancy on our condensed consolidated statements of operations and consisted of the following:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Lease Cost	$2,136	$1,949	$4,215	$3,861

Lease cost associated with operating leases and short-term leases (i.e., leases with an initial term of 12 months or less) is recognized on a straight-line basis from the date we take possession of the property through the end of the lease term. Variable lease payments not recognized in the measurement of operating lease liabilities are expensed as incurred.

Operating Right of Use Assets and Lease Liabilities — Operating right of use assets and lease liabilities included on our condensed consolidated balance sheets were as follows:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
Lease right of use assets – operating leases	$45,245	$44,542
Lease liabilities:
Current operating leases	$6,947	$6,711
Non-current operating leases	42,119	41,659
Total lease liabilities	$49,066	$48,370

Remaining Lease Terms and Discount Rates — We are required to recognize right of use assets and lease liabilities for our operating leases. In order to establish our lease obligation, we are required to determine the incremental borrowing rate, which is used to discount future lease payments. The incremental borrowing rate is defined as the rate of interest that a lessee would have to pay to borrow over a similar term, with similar security, the funds necessary to purchase the underlying asset in a similar economic environment. Since the interest rate implicit in our lease contracts is typically not readily determinable, we reviewed existing debt financing arrangements and the types of leases as well as the lease term and type of collateral to calculate the incremental borrowing rate.

The weighted-average remaining lease terms and discount rates associated with our operating lease liabilities were as follows:

	As of
	June 30, 2026		December 31, 2025
Weight-average discount rate-operating leases	4.08%		3.86%
Weight-average remaining lease term-operating leases	9.36	years	9.63	years

Supplemental Cash Flow Information — Supplemental cash flow information associated with our operating leases is as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Non-cash information – right of use assets obtained in exchange for lease liabilities – operating leases	$2,105	$1,415	$3,583	$4,110

Maturities of Operating Lease Liabilities — Scheduled minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at June 30, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$4,394
2027	8,483
2028	7,552
2029	6,316
2030	5,301
Thereafter	27,193
Total lease payments	59,239
Less liability accretion	(10,173)
Present value of lease liabilities	$49,066

Legal Contingencies — We and our affiliated dental practices have been named as a defendant in lawsuits from time to time in the normal course of business, primarily for employment liability, alleged negligence in care or general liability and contractual business disputes. At the present time, we do not believe any pending lawsuits will have a material adverse effect on our operating results, cash flows, liquidity or financial position

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. Subsequently, certain of the claims were dismissed; however, the putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota continues. We presently believe the settlement of this matter is probable. We expect the settlement, net of insurance recoveries, will have an immaterial impact to our financial results as we anticipate the costs to settle will be fully recovered under our insurance policy coverage.

14.VARIABLE INTEREST ENTITIES

Our affiliated dental practices employ dentists, contract with payors, and provide dental services to patients in Minnesota, Wisconsin, and Arizona. Park Dental Partners, Inc. provides a wide range of support services to the affiliated dental practices. Activities include but are not limited to operational support of clinical facilities, marketing, information technology infrastructure, and the sourcing and managing of dental plan contracts.

We evaluated whether we have a variable interest in our affiliated dental practices, whether the practices are VIEs, and whether we have a controlling financial interest in them. We have concluded that we have variable interests in the affiliated dental practices on the basis of our Administrative Resources Agreements which provide for reimbursement of costs and management fees payable to us in exchange for providing management and administrative services related to the growth of the patient population, development of all necessary policies and operating procedures, including development and implementation of clinical practice guidelines, and quality assurance and utilization management programs. We have concluded that the success or failure of the dental resource organization (DRO) in conducting these support activities will most significantly impact the economic performance of our affiliated dental practices. In addition, our variable interests in these practices provide us with the right to receive benefits that could potentially be significant. We also note there are no assets of the affiliated dental practices that cannot be used to settle obligations of the Company, and there are no liabilities of the affiliated dental practices for which creditors do not have recourse to the general credit of Park Dental Partners, Inc. as the primary beneficiary. The single member of each of the respective affiliated dental practices is a shareholder of Park Dental Partners, Inc. As a result of this analysis, Park Dental Partners, Inc. concluded that it is the primary beneficiary of the affiliated dental practices and therefore consolidates their balance sheets, results of operations and cash flows. We perform a qualitative assessment of VIEs on an ongoing basis to determine if we continue to be the primary beneficiary.

The combined assets and liabilities of the affiliated dental practices of PDG, TDS and The Dental Specialists Orthodontics which are included within the condensed consolidated financial statements of Park Dental Partners, Inc. are as follows:

	As of
	June 30, 2026	December 31, 2025

	(in thousands)
TOTAL ASSETS	$43,478	$41,269
TOTAL LIABILITIES	$34,984	$32,821

Due to the nature of the minority ownership in the affiliated dental practices, whereby a single designated doctor holds one share of the affiliate entity, but has no right to receive any economic benefit, or interest in the profits generated by the affiliated dental practices, we have not assigned any value to the non-controlling interests in the condensed consolidated operations.

15.RELATED-PARTY TRANSACTIONS

We have lease agreements with entities that are minority owned by certain practicing dentists and officers of the Company. Total lease liabilities for these properties were $21,143 at June 30, 2026, and $23,161 at December 31, 2025. Lease cost of $469 and $509 was recognized for these properties for the three months ended June 30, 2026 and 2025, respectively, and were $938 and $944 for the six months ended June 30, 2026 and 2025, respectively.

As described in Note 9 — Long-term debt, we have outstanding subordinated notes payable. A portion of these subordinated notes are due to certain related parties, the principal balance of which is $2,012, due at maturity and interest due quarterly through October 1, 2037.

In connection with the vesting of certain equity awards upon the consummation of the Company’s initial public offering, the Company made loans to eleven affiliated shareholder doctors, evidenced by one-year promissory notes, to provide liquidity for tax obligations arising from such vesting. The loans, which were not available to executive officers or directors, were capped at 31% of the value of the vested shares, bear interest at 3.66% per annum, and are due no later than January 2027. Participating shareholders are subject to a 365 day lockup restriction while these loans remain outstanding. The aggregate principal amount outstanding under these promissory notes was $600 as of June 30, 2026, and was presented within Prepaid expenses and other current assets on the condensed consolidated balance sheet. No amounts were outstanding as of December 31, 2025.

16.SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of the condensed consolidated financial statements through August 13, 2026, which is the date the condensed consolidated financial statements were issued.

On July 13, 2026, the Company issued 22,483 shares of common stock to the underwriters in connection with the exercise of warrants issued in connection with our initial public offering completed on December 4, 2025. Refer to Note 11 – Shareholders’ Equity (Deficit) for further information.

On August 7, 2026, Park Dental Partners, Inc., entered into an agreement to acquire Village Family Dental DSO and affiliate with the Village Family Dental professional practices. Refer to Note 2 – Acquisitions for further information.

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

Overview

As a dental resource organization (“DRO”), Park Dental Partners, Inc. provides comprehensive business support services including clinical team members, administrative personnel, facilities and equipment to our affiliated general and multi-specialty dental practices in Minnesota, Wisconsin and Arizona. Our network of affiliated dental practices employs 219 dentists, and consists of 1,028 hygienists, dental assistants, and patient care coordinators that support affiliated dentists in operating their dental practices across 87 practice locations. Our network of affiliated dental practices has been operating for over fifty years, beginning with the establishment of the general dentistry group in 1972. The mission of our affiliated dental practices since inception has been to ensure patients enjoy the benefits of a lifetime of good oral health. This mission continues to be the driving force behind our organization today.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates during the six months ended June 30, 2026.

Results of Operations

Three and Six Months Ended June 30, 2026 Compared to Three and Six Months Ended June 30, 2025

The following table sets forth, for the periods indicated, our condensed consolidated statements of operations and certain other information. Amounts may not add to the totals due to rounding.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Condensed Consolidated Statements of Operations:
REVENUE	$66,212	$62,998	$128,907	$122,035
COST OF SERVICES
Salaries and benefits	42,114	37,096	84,009	72,733
Dental supplies and Laboratory fees	4,444	4,337	8,782	8,576
Office occupancy	4,375	4,086	8,660	8,090
Other practice expenses	3,836	3,610	7,670	7,015
Depreciation	1,928	1,963	3,891	3,859
TOTAL COST OF SERVICES	56,698	51,092	113,013	100,273
GROSS MARGIN	9,514	11,906	15,894	21,762
General and administrative expenses	7,836	7,380	15,676	14,308
Depreciation and amortization	422	374	842	752
OPERATING INCOME (LOSS)	1,256	4,152	(624)	6,702
INTEREST EXPENSE - NET	(137)	(334)	(258)	(671)
INCOME (LOSS) BEFORE TAX	1,119	3,818	(882)	6,031
PROVISION/(BENEFIT) FOR INCOME TAX	(230)	1,248	(1,841)	1,894
NET INCOME	$1,349	$2,570	$959	$4,136

Revenues

Total revenues for the three months ended June 30, 2026, increased $3.2 million, or 5.1%, to $66.2 million from $63.0 million for the three months ended June 30, 2025. General Dentistry revenue increased $2.4 million, and multi specialty dentistry revenue was higher by $0.8 million, reflecting increased clinical hours, the impact of acquisitions, and reimbursement growth through higher payor contractual rates. Revenue from acquisitions contributed approximately $1.3 million for the quarter over the prior year’s comparable quarter. Same Practice Revenue, as defined as dental practice locations that have been operating for at least 13 full months prior to the end of a given period and which have not been closed, or sold during such periods, increased approximately 2.3%, or $1.4 million from the prior comparable period.

Total revenues for the six months ended June 30, 2026, increased $6.9 million, or 5.6%, to $128.9 million from $122.0 million for the six months ended June 30, 2025. General Dentistry revenue increased $5.1 million, and multi specialty dentistry revenue was higher by $1.8 million, reflecting increased clinical hours, the impact of acquisitions, and reimbursement growth through higher payor contractual rates. Revenue from acquisitions contributed approximately $2.0 million for the six months period over the prior year’s comparable period. Same Practice Revenue increased approximately 3.2%, or $3.8 million from the prior comparable period.

Cost of Services

Salaries and Benefits. Salaries and benefits consist principally of affiliated dentist compensation, clinical team member compensation and related benefit costs.

Salaries and benefits for the three months ended June 30, 2026 was $42.1 million, an increase of $5.0 million, or 13.5%, from $37.1 million for the three months ended June 30, 2025. The increase is primarily attributable to the recognition of $2.8 million in share based compensation expense in the three months ended June 30, 2026, while no share based compensation expense was recorded in the three months ended June 30, 2025. The remaining $2.2 million increase relates to an increase of $1.5 million in salaries, driven by increased headcount, including from acquired practices, annual salary increases, $0.3 million deferred compensation costs, $0.2 million of contractor support, and a net increase in benefits and taxes of $0.1 million.

Salaries and benefits for the six months ended June 30, 2026 was $84.0 million, an increase of $11.3 million, or 15.5%, from $72.7 million for the six months ended June 30, 2025. The increase is primarily attributable to the recognition of $6.5 million in share based compensation expense in the six months ended June 30, 2026, while no share based compensation expense was recorded in the six months ended June 30, 2025. The remaining $4.8 million increase relates to an increase of $3.1 million in salaries, driven by increased headcount, including from acquired practices, annual salary increases, $0.5 million of contractor support, $0.3 million of incentive compensation, $0.3 in deferred compensation costs, and a net increase in benefits and taxes of $0.5 million, mainly due to $0.3 million increased taxes, and $0.2 million of paid family medical leave.

Dental supplies and Laboratory Fees. Dental supplies and laboratory fees consists of variable costs associated with our affiliated dental practices providing dental services.

Dental supplies and laboratory fees expense for the three months ended June 30, 2026 was $4.4 million, an increase of $0.1 million, or 2.5% from $4.3 million for the three months ended June 30, 2025. The increase was due to a $0.1 million increase in dental supply expenses.

Dental supplies and laboratory fees expense for the six months ended June 30, 2026 was $8.8 million, an increase of $0.2 million, or 2.4% from $8.6 million for the six months ended June 30, 2025. The increase was due to a $0.3 million increase in dental supply expenses, offset in part by a $0.1 million decrease in laboratory fees.

The increase in dental supply expense for both the three and six months ended June 30, 2026 was primarily attributable to higher production resulting from acquisitions completed since the prior comparable periods.

Office occupancy expenses. Office occupancy expenses include lease costs and other physical practice location expenses.

Office occupancy expense for the three months ended June 30, 2026 was $4.4 million, an increase of $0.3 million, or 7.1%, from $4.1 million for the three months ended June 30, 2025.

Office occupancy expense for the six months ended June 30, 2026 was $8.7 million, an increase of $0.6 million, or 7.0%, from $8.1 million for the six months ended June 30, 2025.

The increase for both periods was primarily due to increased capacity expansion and slightly higher leasing costs.

Other practice expenses. Other practice expenses include MinnesotaCare provider taxes, software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance and other operating costs.

Other practice expense for the three months ended June 30, 2026 was $3.8 million, an increase of $0.2 million, or 6.3%, from $3.6 million for the three months ended June 30, 2025 as a result of higher software and subscription costs, and volume-based MinnesotaCare provider taxes.

Other practice expense for the six months ended June 30, 2026 was $7.7 million, an increase of $0.7 million, or 9.3%, from $7.0 million for the six months ended June 30, 2025 as a result of $0.4 million higher software and subscription costs, $0.1 million due to volume-based MinnesotaCare provider taxes and $0.1 million increased travel and entertainment costs.

Cost of Services Depreciation Expense. Cost of services depreciation expense encompasses depreciation associated with practice related assets such as dental equipment, leasehold improvements, furniture and fixtures and computer equipment.

Practice depreciation expense for the three months ended June 30, 2026 was $1.9 million, a decrease of $0.1 million, or 1.8%, from $2.0 million for the three months ended June 30, 2025.

Practice depreciation expense for both the six months ended June 30, 2026 and 2025 was $3.9 million.

General and Administrative

General and administrative expenses consist of costs of our centralized billing offices and call-centers, marketing and advertising expenses, regional management expenses, executive and senior management, and centralized functions, such as accounting, finance, team member relations, information technology, operations, real estate and other similar functions.

General and administrative expense for the three months ended June 30, 2026 was $7.8 million, an increase of $0.4 million, or 6.2%, from $7.4 million for the three months ended June 30, 2025. The increase in cost is primarily attributable to $0.6 million higher professional fees, a $0.2 million increase in share based compensation expense, $0.2 million of increased insurance costs, and $0.1 million increase in salaries and wages, offset in part by $0.8 million lower costs associated with preparing for our 2025 initial public offering.

General and administrative expense for the six months ended June 30, 2026 was $15.7 million, an increase of $1.4 million, or 9.6%, from $14.3 million for the six months ended June 30, 2025. The increase in cost is primarily attributable to $0.9 million higher professional fees, a $0.6 million increase in share based compensation expense, $0.3 million increase in salaries and wages, $0.3 million of increased insurance costs, $0.2 million higher marketing costs, and a $0.2 million net increase in benefits and taxes, offset in part by $1.3 million lower costs associated with preparing for our 2025 initial public offering.

Depreciation and Amortization

Depreciation and amortization expenses are related to our non-practice related investments in long-lived assets such as computer equipment, furniture and fixtures, and amortization of intangible assets.

Depreciation and amortization expense remained stable for the three and six months ended June 30, 2026, when compared to the three and six months ended June 30, 2025. The recognized expense for the three and six months ended was $0.4 million and $0.8 million, respectively, in both years.

Interest Expense, net

Net interest expense for the three months ended June 30, 2026 was $0.1 million, a slight decrease from $0.3 million for the three months ended June 30, 2025.

Net interest expense for the six months ended June 30, 2026 was $0.3 million, a decrease of $0.4 million from $0.7 million for the six months ended June 30, 2025.

The decrease for both the three and six months ended was driven by an increase in interest income earned on money market funds and a decrease in total interest-bearing debt under our term loan and usage of line of credit over the year.

Provision for Income Taxes

Income tax benefit for the three months ended June 30, 2026 was $0.2 million compared to $1.2 million income tax expense for the three months ended June 30, 2025.

Income tax benefit for the six months ended June 30, 2026 was $1.8 million compared to $1.9 million income tax expense for the six months ended June 30, 2025.

The change for the three and six months ended June 30, 2026 compared to the prior comparable periods was primarily driven by higher discrete deductible expenses associated with vesting of share awards in the three and six months ended June 30, 2026.

Key Financial Measures, Performance Indicators and Non-GAAP Financial Measures

In assessing the performance of our business, we consider a variety of financial measures and performance indicators that directly or indirectly impact our revenue and profitability. The key financial and Non-GAAP financial measures and performance indicators we use are set forth below, as of and for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,					Six Months Ended June 30,
(in thousands, except per share amounts, percentages, patient visits, and doctor count)	2026	2025	Increase/ (Decrease)		% Increase/ (Decrease)	2026	2025	Increase/ (Decrease)		% Increase/ (Decrease)
Key Financial Measures
Revenue	$66,212	$62,998	$3,214		5.1%	$128,907	$122,035	$6,872		5.6%
Gross Margin	$9,514	$11,906	$(2,392)		(20.1)%	$15,894	$21,762	$(5,868)		(27.0)%
Net Income	$1,349	$2,570	$(1,221)		(47.5)%	$959	$4,136	$(3,177)		(76.8)%
Diluted EPS	$0.22	$1.45	$(1.23)		(84.8)%	$0.16	$2.33	$(2.17)		(93.3)%
Patient Visits	185,569	185,189	380		0.2%	364,096	361,129	2,967		0.8%
Same Practice Revenue Growth	2.3%	5.8%	(350)	bps	(60.3)%	3.2%	3.6%	(40)	bps	(11.1)%
Patient Retention Rate	90.3%	89.7%	60	bps	0.7%	90.3%	89.7%	60	bps	0.7%
Doctor Count	219	203	16		7.9%
Non-GAAP Measures(1)
Adjusted EBITDA	$7,421	$7,552	$(131)		(1.7)%	$12,166	$13,017	$(851)		(6.5)%
Adjusted EBITDA Percentage	11.2%	12.0%	(80)	bps	(6.7)%	9.4%	10.7%	(130)	bps	(12.2)%
Adjusted Gross Margin	$14,673	$14,085	$588		4.2%	$26,878	$25,985	$893		3.4%
Adjusted Gross Margin Percentage	22.2%	22.4%	(20)	bps	(0.9)%	20.9%	21.3%	(40)	bps	(1.9)%
Adjusted Diluted EPS	$0.66	$1.88	$(1.22)		(64.8)%	$1.11	$3.02	$(1.91)		(63.3)%
General and Administrative Expense Percentage	11.8%	11.7%	10	bps	0.9%	12.2%	11.7%	50	bps	4.3%

(1)	Non-GAAP Measures are defined in the “Non-GAAP Financial Measures Definitions” section. For a reconciliation of Adjusted EBITDA to net income, Adjusted Gross Margin to Gross Margin, and Adjusted Diluted EPS to Diluted EPS, to the most directly comparable GAAP measures, see the “Non-GAAP Financial Measures” section.

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

Patient visits for the three months ended June 30, 2026 were 185,569, an increase of 0.2% from 185,189 for the three months ended June 30, 2025.

Patient visits for the six months ended June 30, 2026 were 364,096, an increase of 0.8% from 361,129 for the six months ended June 30, 2025.

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

Same Practice Revenue Growth for the three months ended June 30, 2026 was 2.3%, or 350 bps lower than the 5.8% Same Practice Revenue Growth for the three months ended June 30, 2025.

Same Practice Revenue Growth for the six months ended June 30, 2026 was 3.2%, or 40 bps lower than the 3.6% Same Practice Revenue Growth for the six months ended June 30, 2025.

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

Patient retention rate was 90.3% for both the three and six months ended June 30, 2026, an increase of 60 bps from 89.7% for both the three and six months ended June 30, 2025.

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

Doctor count as of June 30, 2026 was 219, sixteen higher than the June 30, 2025 doctor count of 203.

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

Non-GAAP Financial Measures for the Three and Six Months Ended June 30, 2026 and 2025

The following table contains a reconciliation of our net income (loss) attributable to Park Dental Partners, Inc. determined in accordance with GAAP to Adjusted EBITDA:

	For the three months ended		For the six months ended
Net Income (Loss) to Adjusted EBITDA	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income attributable to Park Dental Partners, Inc.	$1,349	$2,570	$959	$4,136
Addback/(Deduct):
Provision/(Benefit) for income taxes	(230)	1,248	(1,841)	1,894
Interest expense, net	137	334	258	671
Depreciation and amortization	2,350	2,337	4,733	4,611
EBITDA	$3,606	$6,489	$4,109	$11,312
Adjustments:
Share based compensation	3,035	-	7,059	-
Restructuring costs(1)	347	893	405	1,376
Deferred compensation(2)	433	170	593	329
Adjusted EBITDA	$7,421	$7,552	$12,166	$13,017
Adjusted EBITDA Percentage	11.2%	12.0%	9.4%	10.7%

(1)	Restructuring costs for the three and six months ended June 30, 2026 primarily consist of expenses related to acquisition legal costs. Restructuring costs for the three and six months ended June 30, 2025 primarily consist of expenses incurred in connection with the Company’s initial public offering.
(2)	Deferred compensation costs primarily consist of expenses incurred with the Company's inactive deferred compensation arrangements.

Adjusted EBITDA. Adjusted EBITDA for the three months ended June 30, 2026 was $7.4 million, a decrease of $0.2 million from the $7.6 million Adjusted EBITDA for the three months ended June 30, 2025, primarily due to the $0.7 million increase in general and administrative expenses after adjustment, offset in part by the $0.6 million increased Adjusted Gross margin. The increase in general and administrative expenses after adjustments is due to a $0.3 million increase in professional fees, a $0.2 million increase in insurance expenses, and $0.1 million higher marketing costs.

Adjusted EBITDA for the six months ended June 30, 2026 was $12.2 million, a decrease of $0.8 million from the $13.0 million Adjusted EBITDA for the six months ended June 30, 2025, primarily due to the $1.7 million increase in general and administrative expenses after adjustment, offset in part by the $0.9 million increase in Adjusted Gross margin. The increase in general and administrative expenses after adjustments is due to a $0.6 million increase in professional fees, increased salaries and wages of $0.3 million, a $0.3 million increase in insurance expenses, $0.2 million higher marketing costs, and a $0.2 million net increase in benefits and taxes.

Measuring the year-over-year change in Adjusted EBITDA allows us to evaluate the overall operating performance of affiliated dental practices on a consistent basis. It also influences our decision-making process on allocation of resources and helps us evaluate the effectiveness of our strategies.

Adjusted EBITDA Percentage. Adjusted EBITDA Percentage for the three months ended June 30, 2026 was 11.2%, a 80 basis point decrease from 12.0% for the three months ended June 30, 2025.

Adjusted EBITDA Percentage for the six months ended June 30, 2026 was 9.4%, a 130 basis point decrease from 10.7% for the six months ended June 30, 2025.

The decrease in Adjusted EBITDA percentage for both the three and six months ended June 30, 2026 is primarily attributable to an increase in general and administrative expenses after adjustments.

The following table contains a reconciliation of our Gross Margin determined in accordance with GAAP to Adjusted Gross Margin

	For the three months ended		For the six months ended
Gross Margin to Adjusted Gross Margin	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Gross Margin	$9,514	$11,906	$15,894	$21,762
Addback:
Share based compensation	2,798	-	6,463	-
Restructuring costs	-	46	37	109
Deferred compensation	433	170	593	255
Depreciation	1,928	1,963	3,891	3,859
Adjusted Gross Margin	$14,673	$14,085	$26,878	$25,985
Adjusted Gross Margin Percentage	22.2%	22.4%	20.9%	21.3%

Adjusted Gross Margin. Adjusted Gross Margin for the three months ended June 30, 2026 was $14.7 million, an increase of $0.6 million, or 4.2%, from $14.1 million for the three months ended June 30, 2025, attributable to increased revenue of $3.2 million, partially offset by a $2.0 million increase in salaries and wages after adjustments, $0.3 million of increased other practice expenses after adjustments, and $0.3 million higher office occupancy costs.

Adjusted Gross Margin for the six months ended June 30, 2026 was $26.9 million, an increase of $0.9 million, or 3.4%, from $26.0 million for the six months ended June 30, 2025, attributable to increased revenue of $6.9 million, partially offset by a $4.5 million increase in salaries and wages after adjustments, $0.7 million of increased other practice expenses after adjustments, and $0.6 million higher office occupancy costs.

Measuring the year-over-year change in Adjusted Gross Margin allows us to evaluate the profitability of affiliated dental practices and their performance. It also influences our decision-making process related to cost management strategies and helps us evaluate the effectiveness of those strategies.

Adjusted Gross Margin Percentage. Adjusted Gross Margin Percentage for the three months ended June 30, 2026 was 22.2%, a 20 basis point decrease from 22.4% for the three months ended June 30, 2025.

Adjusted Gross Margin Percentage for the six months ended June 30, 2026 was 20.9%, a 40 basis point decrease from 21.3% for the six months ended June 30, 2025.

The decrease in Adjusted Gross Margin Percentage for both the three and six months ended June 30, 2026 is primarily attributable to an increase in revenue.

The following table contains a reconciliation of our Diluted EPS determined in accordance with GAAP to Adjusted Diluted EPS:

	For the three months ended		For the six months ended
Diluted EPS to Adjusted Diluted EPS	June 30,		June 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS:	$1,349	$2,570	$959	$4,136
Adjustments:
Share based compensation	3,035	-	7,059	-
Restructuring costs(1)	347	893	405	1,376
Deferred compensation(2)	433	170	593	329
Income tax effect of the Adjustments(3)	(1,068)	(297)	(2,256)	(477)
ADJUSTED NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$4,096	$3,336	$6,760	$5,364

Adjusted Weighted Average Diluted Shares - Reconciliation
WEIGHTED-AVERAGE SHARES USED IN COMPUTING GAAP NET EARNINGS PER SHARE, DILUTED	6,235,305	1,772,662	6,091,899	1,777,942
ADJUSTED WEIGHTED AVERAGE DILUTED SHARES USED IN COMPUTING ADJUSTED EARNINGS PER SHARE, DILUTED	6,235,305	1,772,662	6,091,899	1,777,942

ADJUSTED DILUTED EARNINGS PER SHARE:	$0.66	$1.88	$1.11	$3.02

(1)	Restructuring costs for the three and six months ended June 30, 2026 primarily consist of expenses related to acquisition legal costs. Restructuring costs for the three and six months ended June 30, 2025 primarily consist of expenses incurred in connection with the Company’s initial public offering.
(2)	Deferred compensation costs primarily consist of expenses incurred with the Company's inactive deferred compensation arrangements.
(3)	Income tax effect is based on an estimated long-term annual effective tax rate of 28% tax rate for the three and six months ended June 30, 2026 and June 30, 2025. The Company's estimated long-term annual effective tax rate excludes certain non-cash items such as share based compensation arrangements, and is used in order to provide consistency across periods.

Adjusted Diluted EPS. Adjusted Diluted EPS for the three months ended June 30, 2026 was $0.66, a $1.22 decrease from $1.88 for the three months ended June 30, 2025.

Adjusted Diluted EPS for the six months ended June 30, 2026 was $1.11, a $1.91 decrease from $3.02 for the six months ended June 30, 2025.

The decrease for both the three and six months ended June 30, 2026 was primarily attributable to the increase in the weighted average dilutive securities used in computing adjusted diluted earnings per share due to the Company’s IPO in December 2025, partially offset by an increase in adjusted net income.

General and Administrative Expense Percentage. General and Administrative Expense Percentage for the three months ended June 30, 2026 was 11.8%, a 10 basis point increase from 11.7% for the three months ended June 30, 2025. This increase is attributable to a $0.6 million increase in professional fees, $0.2 million higher share based compensation costs related to becoming a publicly-traded company in the fourth quarter of 2025, a $0.2 million increase in insurance costs, net of $0.8 million lower costs associated with our 2025 initial public offering and increased revenue.

General and Administrative Expense Percentage for the six months ended June 30, 2026 was 12.2%, a 50 basis point increase from 11.7% for the six months ended June 30, 2025. This increase is attributable to a $0.9 million increase in professional fees, $0.6 million higher share based compensation costs related to becoming a publicly-traded company in the fourth quarter of 2025, $0.3 million increase in salaries and wages, $0.3 million increase in insurance costs, and increased marketing costs of $0.2 million, net of $1.3 million lower costs associated with our 2025 initial public offering and increased revenue.

Liquidity and Capital Resources

We finance our operations and growth through a combination of cash provided by operating activities and borrowings under our revolving loan facility. Cash and cash equivalents was $24.4 million at June 30, 2026, and $25.2 million at December 31, 2025. At June 30, 2026 and December 31, 2025, we had total outstanding borrowings under our debt arrangements of approximately $11.0 million and $12.0 million, respectively. Unused availability under our line of credit was approximately $15 million at June 30, 2026 and December 31, 2025. In addition, subject to the terms of the credit agreement and the lender’s consent in its sole discretion, we may request increases in the revolving commitment of up to an aggregate additional $10.0 million

We believe that our existing cash and our expected cash flows from operations will be sufficient to meet our cash needs for operations for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our dental services expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Cash flows from operating activities

Cash flows provided by operating activities were $9.7 million for the six months ended June 30, 2026, compared to $9.2 million for the six months ended June 30, 2025. The $0.5 million increase in cash flows provided by operating activities was due primarily to a $2.6 million increase in net income after adjustments for non-cash items, offset in part by a net decrease in changes in operating assets and liabilities of $2.1 million.

Cashflows used in investing activities

Our investing activities are primarily related to capital expenditures for practice growth and expansion, replacing obsolescent assets, and adding capital improvements in existing facilities and technology related projects.

Cash flows used in investing activities were $8.2 million and $5.8 million for the six months ended June 30, 2026 and 2025, respectively. Cash used in investing activities increased due to increased purchases of property and equipment of $0.8 million, $1.6 million higher payments for purchases of dental practices, and $0.6 million of loans to related parties evidenced by promissory notes, offset in part by a $0.6 million reduction in life insurance premiums paid.

Cashflows used in financing activities

Cash flows used in financing activities primarily reflect our borrowings and repayments under our current and prior credit facilities which were refinanced in March 2024, and amended subsequently in February 2026.

Cash flows used in financing activities for the six months ended June 30, 2026 were $2.3 million compared with $3.2 million for the six months ended June 30, 2025. The $0.9 million decrease primarily reflected the absence of $0.4 million of pre-IPO share repurchases, a $0.3 million decrease in checks issued in excess of cash balances and a $0.2 million decrease in dental practice payments.

Outstanding indebtedness

Amounts outstanding under our bank term loan were $8.8 million and $9.8 million at June 30, 2026, and December 31, 2025, respectively. During the three and six months ended June 30, 2026 we made scheduled principal payments of $0.5 million and $0.9 million, respectively. At both June 30, 2026, and December 31, 2025, we had no outstanding balance under the line of credit.

On March 27, 2024, we entered into a new credit agreement which amended the existing agreement and provided for a new $13.0 million term loan and amended the line of credit to $15.0 million from the prior $23 million. The term loan matures in March 2029 and carries an interest rate equal to the one-month SOFR rate plus 2.10%. The amended agreement also permits us to request an increase in the revolving commitment of up to an additional $10 million, subject to the terms of the credit agreement. The amended line of credit extended the maturity from March 2024 to March 2027 and carries an interest rate equal to the one-month SOFR rate plus 2.00%.

On February 13, 2026, the Company entered into an amendment to its credit agreement. The amendment extends availability under the line of credit to March 27, 2029, updates certain financial covenants and definitions, and provides consent for the formation of a new subsidiary.

On April 30, 2026, the Company entered into a second amendment to the credit agreement that added the Company’s Arizona subsidiary as a co-borrower and modified certain subsidiary and acquisition-related provisions

The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio and a total cash flow leverage ratio. In addition, the agreement contains standard negative covenants that, among other things, limit our ability to undertake individual business combinations in excess of specified limits; incur and pay certain indebtedness; create, incur, or assume certain liens and negative pledges; sell, lease, convey, transfer or otherwise dispose of certain assets; liquidate or dissolve any of our subsidiaries; make certain loans and investments; make certain dividends and redemptions; substantially change the nature of our business; and effect certain changes in ownership or control beyond specified thresholds.

We were in compliance with all covenants specified in the credit agreement at June 30, 2026 and December 31, 2025 including the fixed charge coverage and cash flow leverage ratios. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Our obligations under the credit facilities are secured by a first priority lien on substantially all of our tangible and intangible assets and the tangible and intangible business assets of the affiliated dental practices.

In addition to the aforementioned credit facilities, we have secured notes payable of $2.2 million due to related parties and certain current and former shareholders. The principal is due at maturity and interest is due quarterly through October 1, 2037. Interest is equal to the greater of 14% of the principal balance or an amount based on a formula using average dentist compensation or a formula based on total revenue. The effective interest rate for 2026 is 24.5% compared to 25.7% in 2025. The notes are secured by all of our business assets and the affiliated dental practices and are subordinated to the bank term loan and the line of credit. The notes are subject to significant prepayment restrictions.

Our primary sources of liquidity are cash provided by operations and available borrowings under our revolving loan facility. At the consolidated level, our principal source of operating cash is collections of patient-service revenue by our affiliated dental practices.

Deferred Compensation — Our deferred compensation obligation, including current and non-current obligations was $71.6 million and $70.6 million at June 30, 2026 and December 31, 2025, respectively, and primarily consisted of active non-qualified deferred compensation plans and other inactive deferred compensation plans.

Non-qualified Deferred Compensation Plans — We and our affiliated dental practices utilize non-qualified deferred compensation plans that provide participants the opportunity to defer compensation on a pretax basis. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-

control event, as defined, or qualified planned in-service distributions. The agreement provides eligible participants the option to receive payment in a lump sum distribution or up to five annual installments. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participants are fully vested in employer credits after five years of service. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. At June 30, 2026 and December 31, 2025, the total deferred compensation liability related to the non-qualified deferred compensation plans was $24.9 million and $23.0 million, respectively.

Deferred Compensation Plans – Inactive — Our affiliated dental practices have professional and executive deferred compensation plans, and have executed employment agreements with certain dentists, executives and professional employees. These agreements provided for the creation of deferred compensation balances for eligible employees in the event of separation from service. These plans were frozen prior to January 1, 2024. At June 30, 2026 and December 31, 2025, the total of these other inactive deferred compensation plans were $46.7 million and $47.6 million, respectively. This deferred compensation value is fixed and non-interest bearing. The deferred compensation balances are generally to be paid over a period of five years from the date of the participants separation from the groups, subject to certain limitation. One plan, comprising the significant majority of the balance has an annual maximum cap on payments at 2% of the respective Company’s annual adjusted gross revenue, as defined in the agreements.

Recently adopted accounting pronouncements

The Company has not adopted any new accounting standards in the six months ended June 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. Subsequently, certain of the claims were dismissed; however, the putative class action suit in Minnesota District Court entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota continues. We presently believe the settlement of this matter is probable. We expect the settlement, net of insurance recoveries, will have an immaterial impact to our financial results as we anticipate the costs to settle will be fully recovered under our insurance policy coverage.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended June 30, 2026.

There have been no material changes in the use of proceeds from our initial public offering as previously disclosed in our Annual Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other information

(c)Insider Trading Arrangements

During the quarter ended June 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(c) of Regulation S-K.

Item 6.Exhibits

(a)Exhibits

Exhibit No.	Description	Form	Exhibit	Date Filed with the SEC
2.1	Transaction Agreement, dated as of August 7, 2026, by and among Park Dental Partners, Inc., Ryan & Associates LLP, Ryan, James, Wiles, Patel, and Olsen, D.D.S., PLLC, Ryan, James, Wiles, Patel & Olsen LLP, Ryan, James & Associates LLP and the beneficial owners named therein.	8-K	2.1	08/10/2026
3.2	Fourth Amended and Restated Articles of Incorporation of Park Dental Partners, Inc.	S-1	3.2	09/03/2025
3.3	Bylaws of Park Dental Partners, Inc., dated October 31, 2023.	S-1	3.3	09/03/2025
3.4	Amendment No. 1 to Bylaws of Park Dental Partners, Inc., dated December 4, 2024.	S-1	3.4	09/03/2025
10.1	Amended and Restated Credit Agreement, dated March 27, 2024, by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.	S-1	10.1	09/03/2025
10.2	Amendment Agreement, dated as of February 13, 2026 (effective January 1, 2026), by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.	8-K	10.1	02/19/2026
10.3	Second Amendment Agreement, dated as of April 30, 2026, by and among Park Dental Partners, Inc., certain affiliated borrower entities, and U.S. Bank National Association.	10-Q	10.3	05/14/2026
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			Filed herewith
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			Furnished herewith
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.			Filed herewith
101.SCH	Inline XBRL Taxonomy Extension Schema Document.			Filed herewith
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.			Filed herewith
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.			Filed herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.			Filed herewith
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.			Filed herewith
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).			Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PARK DENTAL PARTNERS, INC.
Date: August 13, 2026
/s/ Christopher Bernander
Christopher Bernander, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)