Form 10-Q
period 2026-09-30
Park Dental Partners, Inc.
filed 2026-11-12
CIK 2069604

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock	Common Shares, par value of $0.0001 per share
Outstanding Shares at November 12, 2026	5,535,029

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

PART I -- FINANCIAL INFORMATION

Item 1.Financial Statements

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

(in thousands, except share and per share amounts)

	At September 30,	At December 31,
	2026	2025
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,226	$25,185
Accounts receivable – net of allowance	8,916	6,991
Dental supplies	977	930
Income taxes receivable	4,361	2,830
Prepaid expenses and other current assets	3,047	1,966
Total current assets	40,527	37,902
OTHER ASSETS:
Property and equipment – net	30,879	29,286
Cash surrender value of life insurance	20,839	19,244
Intangible assets – net	12,111	11,182
Goodwill	20,416	17,178
Deferred income taxes	20,373	18,849
Lease right of use asset	44,642	44,542
Total other assets	149,260	140,281
TOTAL ASSETS	$189,787	$178,183
LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable and other accrued liabilities	$5,710	$6,291
Payroll, benefits and short-term deferred compensation	16,927	16,716
Accrued taxes	1,304	1,220
Current debt	1,891	1,895
Current portion of lease liability	7,054	6,711
Deferred revenue and other current liabilities	3,972	2,900
Total current liabilities	36,858	35,733
LONG-TERM LIABILITIES:
Lease liability	41,410	41,659
Deferred compensation	68,147	68,417
Long-term debt	8,668	10,085
Other long-term liabilities	607	486
Total long-term liabilities	118,832	120,647
Total liabilities	$155,690	$156,380
Commitments and contingencies (Note 13)
SHAREHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 100,000,000 shares authorized; 5,060,494 and 4,247,018 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	$1	$1
Additional paid-in capital	38,260	28,627
Treasury stock	(737)	(737)
Accumulated shareholders’ deficit	(3,427)	(6,088)
Total shareholders’ equity	34,097	21,803
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$189,787	$178,183

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

(in thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
REVENUE	$64,926	$61,251	$193,833	$183,286
COST OF SERVICES
Salaries and benefits	41,896	37,785	125,905	110,518
Dental supplies and Laboratory fees	4,474	4,258	13,256	12,834
Office occupancy	4,393	4,043	13,053	12,133
Other practice expenses	3,998	3,726	11,668	10,741
Depreciation	1,983	2,002	5,874	5,861
TOTAL COST OF SERVICES	56,743	51,814	169,756	152,087
GROSS MARGIN	8,183	9,437	24,077	31,199
General and administrative expenses	7,863	7,265	23,539	21,573
Depreciation and amortization	434	389	1,276	1,141
OPERATING INCOME (LOSS)	(114)	1,783	(738)	8,485
INTEREST EXPENSE - NET	(89)	(259)	(347)	(930)
INCOME (LOSS) BEFORE TAXES	(203)	1,524	(1,085)	7,555
PROVISION/(BENEFIT) FOR INCOME TAXES	(1,905)	274	(3,746)	2,168
NET INCOME	$1,702	$1,251	$2,661	$5,387
Earnings per share:
Basic	$0.35	$0.72	$0.58	$3.06
Diluted	$0.27	$0.72	$0.43	$3.06
Basic weighted-average number of common shares outstanding	4,838,267	1,729,179	4,599,514	1,761,510
Diluted weighted-average number of common shares outstanding	6,360,881	1,729,179	6,179,442	1,761,510

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (unaudited)

(in thousands)

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	Equity
Balances - December 31, 2025	$1	$(737)	$(6,088)	$28,627	$21,803
Share based compensation	—	—	—	4,024	4,024
Net income (loss)	—	—	(390)	—	(390)
Balances - March 31, 2026	$1	$(737)	$(6,478)	$32,651	$25,437
Share based compensation	—	—	—	3,035	3,035
Net income (loss)	—	—	1,349	—	1,349
Balances - June 30, 2026	$1	$(737)	$(5,129)	$35,686	$29,821
Share based compensation				2,078	2,078
Share issuance	—	—	—	496	496
Net income (loss)	—	—	1,702	—	1,702
Balances - September 30, 2026	$1	$(737)	$(3,427)	$38,260	$34,097

	PDPI		Accumulated	Additional	Total
	Common	Treasury	Shareholders’	Paid-in	Shareholders’
	Stock	Stock	(Deficit)	Capital	Equity / (Deficit)
Balances - December 31, 2024	$1	$(91)	$(5,730)	$1,521	$(4,299)
Share repurchase	—	(154)	—	—	(154)
Net income (loss)	—	—	1,566	—	1,566
Balances - March 31, 2025	$1	$(245)	$(4,164)	$1,521	$(2,887)
Share repurchase	—	(184)	—	(57)	(241)
Net income (loss)	—	—	2,570	—	2,570
Balances - June 30, 2025	$1	$(429)	$(1,594)	$1,464	$(558)
Share repurchase	—	(308)	—	(1)	(309)
Net income (loss)	—	—	1,251	—	1,251
Balances - September 30, 2025	$1	$(737)	$(343)	$1,463	$384

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,661	$5,387
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,150	7,002
Deferred income taxes	(1,524)	—
Change in cash surrender value of life insurance	(1,083)	(1,589)
Loss on disposal of property and equipment	52	63
Noncash lease expense	(6)	(39)
Share based compensation	9,137	—
Interest received on notes to related parties	4	—
Changes in operating assets and liabilities
Accounts receivable	(1,944)	710
Income taxes receivable	(1,531)	(1,631)
Prepaid expenses and other current assets	(682)	(211)
Accounts payable and other accrued liabilities	(525)	1,734
Payroll, benefits and deferred compensation	(59)	4,266
Accrued taxes	83	442
Deferred revenue and other liabilities	233	651
Net cash flows from operating activities	11,966	16,785
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	$(7,571)	$(6,005)
Life insurance premiums paid	(491)	(1,287)
Payments for purchases of dental practices	(4,090)	(804)
Loans to related parties evidenced by promissory notes	(600)	—
Collection of notes to related parties	173	—
Net cash flows used in investing activities	(12,579)	(8,096)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Gross borrowings on line of credit	$—	$14,903
Gross repayments on line of credit	—	(14,903)
Dental practice purchase payments on deferred notes	(289)	(568)
Net change in checks issued in excess of cash balances	(96)	(243)
Payments of long-term debt	(1,421)	(1,436)
Payments of capital lease obligation	(36)	(34)
Cash paid for share repurchase	—	(704)
Issuance of common stock	496	-
Net cash flows used in financing activities	(1,346)	(2,985)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,959)	5,704
CASH AND CASH EQUIVALENTS – Beginning of period	25,185	2,672
CASH AND CASH EQUIVALENTS – End of period	$23,226	$8,376
SUPPLEMENTAL CASH FLOW INFORMATION:
Schedule of interest and income taxes paid (received):
Interest	$835	$980
Income taxes	(715)	3,486
Non-cash transactions:
Purchases of property and equipment in accounts payable	443	465

See accompanying notes to the condensed consolidated financial statements.

PARK DENTAL PARTNERS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

(Amounts in thousands, except share and per share amounts)

1.NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business — We are a dental resource organization that provides administrative and other business support services to affiliated general and multi-specialty dental practices. We currently have exclusive long-term agreements with the following affiliated dental practices — PDG, P.A., Dental Specialists of Minnesota, PLLC and Orthodontic Specialists of Minnesota, PLLC, (together “affiliated dental practices”). We currently support 225 dentists across 88 practice locations. As a result of our exclusive, long-term agreements with our affiliated dental practices, our condensed consolidated financial results include the consolidated results of the affiliated dental practices, in which we do not hold an equity interest. References to “we”, “us”, and “our” refer to Park Dental Partners, Inc. (“PDPI”) and our affiliated general and multi-specialty dental practices PDG, P.A. (“PDG”), Dental Specialists of Minnesota, PLLC (“TDS”), and Orthodontic Specialists of Minnesota, PLLC (“The Dental Specialists Orthodontics”). PDG, TDS, and The Dental Specialists Orthodontics provide general and specialty dental care services to patients in Minnesota, Wisconsin, and Arizona.

Basis of presentation — The accompanying condensed consolidated financial statements, including the balance sheet as of September 30, 2026, statements of operations and statements of stockholders’ equity, for the three and nine months ended September 30, 2026 and 2025, and statements of cash flows for the nine months ended September 30, 2026 and 2025, are unaudited. The condensed consolidated financial statements and accompanying notes are presented as permitted by Form 10-Q and do not contain certain information included in the Company’s annual consolidated financial statements and notes. The information included in this Quarterly Report should be read in conjunction with Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and consolidated financial statements and notes thereto for the fiscal year ended December 31, 2025 included in the Company’s Annual Report. In the opinion of management, these condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the Company’s financial position as of September 30, 2026 and the results of operations and cash flows for the nine months ended September 30, 2026 and 2025. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2026 and 2025 are also unaudited. The results for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

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

Specified Expense Items — Significant expense information provided to the CODM is consistent with our condensed consolidated statements of operations, as supplemented by the specified expense items provided to the CODM and disclosed in the table below:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Salaries and Benefits
Doctor compensation and benefits	$18,801	$16,709	$60,328	$49,375
Clinical team member salaries and benefits	23,095	21,076	65,577	61,143
Total Salaries and Benefits	$41,896	$37,785	$125,905	$110,518
Other Practice Expenses
MinnesotaCare tax	$1,139	$1,098	$3,440	$3,278
Other expenses of practices(1)	2,859	2,628	8,228	7,463
Total – Other Operating expense	$3,998	$3,726	$11,668	$10,741
(1)	Other expenses of practices include software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance, and other operating costs.

Other Current Liabilities and Other Long-Term Liabilities — Other current liabilities and other long-term liabilities include insurance and patient refunds, finance lease obligations, deferred rent, and practice acquisition notes. Practice acquisition notes are generally payable between 12 – 48 months after the date of the acquisition. The total liability of outstanding practice acquisition notes as of September 30, 2026 and December 31, 2025, included within the condensed consolidated balance sheets was $1,946 and $956, respectively, of which, the current portion was $1,370 and $505, respectively, and is included within Deferred revenue and other current liabilities.

A summary of the activity for the Company’s estimated liability for outstanding practice acquisition notes for the nine months ended September 30, 2026 and 2025, were as follows:

	2026	2025

	(in thousands)
Practice acquisition notes – January 1	$956	$1,141
Additions related to acquisitions	1,284	204
Reinstatement/(Forfeiture)	(5)	74
Payments to seller	(289)	(568)
Practice acquisition notes – September 30	$1,946	$851

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

Our patient service revenue, net of allowances, implicit price concessions and discounts, recognized from these major payor sources and patients were as follows:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Third-party payors	$43,924	$40,232	$132,854	$124,625
Patients	21,002	21,019	60,979	58,661
Total all payors	$64,926	$61,251	$193,833	$183,286

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

Carrying amounts of accounts receivable are reduced by contractual allowances and implicit price concessions that reflect management’s best estimate of the amounts that will not be collected. We provide for contractual adjustments under terms of third-party reimbursement agreements through a reduction of gross revenue and a credit to a contractual valuation allowance. In addition, we provide for probable uncollectible amounts, primarily for uninsured patients and amounts patients are personally responsible for, through a reduction in gross revenue and a credit to a valuation allowance based on our assessment of historical collection experience, trends for each of its major payor sources of revenue, and the current status of individual accounts. Balances that are still outstanding after we have used reasonable collection efforts are written off through a charge to the valuation allowance and credit to patient accounts receivable. Contractual allowances, concessions, and reserves for uncollectible accounts were $6,248 and $4,864 at September 30, 2026 and December 31, 2025, respectively.

Deferred Revenue — Deferred revenue is comprised of performance obligations satisfied over time which have not yet been completed, primarily related to orthodontic and dental subscription services.

A summary of the Company’s changes in deferred revenue for the nine months ended September 30, 2026 and 2025, were as follows:

	2026	2025

	(in thousands)
Deferred revenue - January 1	$1,411	$1,432
Recognition of prior deferred revenue in the current period	(1,206)	(1,150)
Deferral of revenue	1,466	1,181
Deferred revenue - September 30	$1,671	$1,463

Recently Adopted Accounting Pronouncements — The Company has not adopted any new accounting standards in the three and nine months ended September 30, 2026.

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

2.ACQUISITIONS

During the nine months ended September 30, 2026, our affiliated dental practices acquired three general dental practices. The acquisitions were completed on January 23, 2026, May 29, 2026, and September 19, 2026. The combined total purchase consideration for the practices was $5,374, of which $4,090 was settled in cash and $1,284 in practice acquisition notes. Of the three acquired practices, two were located in Arizona, and one located in Rochester, Minnesota.

During the nine months ended September 30, 2025, our affiliated dental practices acquired one general dental practice, located in the Minneapolis/St. Paul metropolitan area. The final total purchase consideration for the practice was $1,006, of which $804 was settled in cash and $202 in practice acquisition notes. Practice acquisition notes are generally payable between 12 and 48 months after the date of acquisition.

The results of operations and financial condition of the acquired entities have been included in our condensed consolidated results as of the date of acquisition. For the three and nine months ended September 30, 2026 and 2025, the acquired entity’s impact on revenues and net earnings were not material. Unaudited pro forma revenues and net earnings for the three and nine months ended September 30, 2026 and 2025, as if the business combinations had occurred on the first of the year, were immaterial for the periods.

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

Acquisitions completed in the nine months ended September 30, 2026 and 2025:

	As of September 30,
	2026	2025

	(in thousands)
Dental supplies	$30	$10
Property and equipment	279	61
Right of use lease asset	1,980	68
Patient lists	1,878	434
Goodwill	3,234	512
Right of use lease liability	(1,980)	(68)
Liabilities assumed	(47)	(11)
Assets acquired and liabilities assumed	$5,374	$1,006
Total purchase price	$5,374	$1,006
Issuance of amounts due to sellers – acquisitions	(1,284)	(202)
Cash paid in business combinations	$4,090	$804

On November 6, 2026, Park Dental Partners, Inc. completed its previously announced transaction (the “Transaction Agreement”) with Ryan, James, Wiles, Patel & Olsen LLP, a North Carolina limited liability partnership doing business as Village Family Dental to acquire the dental services organization supporting Village Family Dental and to affiliate with the Village Family Dental professional practices through the management-services structure pursuant to the Transaction Agreement, dated August 7, 2026. The total purchase consideration was approximately $41,633, subject to customary adjustments for working capital. The total purchase consideration consisted of $24,179 in cash and net assumed obligations, 474,535 restricted shares of common stock valued at $9,439 at closing, $1,115 held in escrow, and contingent consideration up to $6,900. The contingent consideration consists of up to $4,600 based on EBITDA performance over two measurement periods and up to $2,300 of employment-contingent consideration payable over five annual periods. In addition to the base consideration, the Company also agreed to reimburse the seller parties for transaction costs, not to exceed $823.

3.REVENUE

Disaggregated Revenue Information — We view the following disaggregated disclosures as useful to understanding the composition of revenue:

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
General dentistry	$47,520	$44,417	$142,356	$134,304
Multi-Specialty dentistry	17,406	16,834	51,477	48,982
Revenue	$64,926	$61,251	$193,833	$183,286

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

The mix of receivables from third-party payors and patients are as follows:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Third-party payors	69%	68%
Patients	31	32
Totals	100%	100%

One third-party payor and their affiliated entities accounted for approximately 25% and approximately 28% of our condensed consolidated net revenue for the three months ended September 30, 2026 and 2025, respectively, and approximately 26% and 30% for the nine months ended September 30, 2026 and 2025, respectively.

Accounts receivable from one third-party payor and their affiliated entities accounted for approximately 27% and approximately 23% of total accounts receivable at September 30, 2026 and December 31, 2025, respectively.

We maintain a depository relationship with one primary financial institution. Operating cash requirements frequently require that amounts on deposit exceed Federal Deposit Insurance Corporation limits. We believe this financial institution has a strong credit rating and that credit risk related to these deposits is minimal. As of September 30, 2026 and December 31, 2025, cash deposits in excess of the federally insured amounts were $22,658 and $24,618, respectively.

5.PROPERTY AND EQUIPMENT

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Land	$46	$46
Buildings	140	140
Computer equipment	18,016	17,393
Furniture and fixtures, and signage	7,906	7,614
Dental equipment	52,987	49,707
Leasehold improvements	48,357	45,092
Total property and equipment	127,452	119,992
Less accumulated depreciation	96,573	90,706
Property and equipment – net	$30,879	$29,286

Depreciation expense in the condensed consolidated statement of operations was $2,073 and $2,106 for the three months ended September 30, 2026 and 2025, respectively, and was $6,159 and $6,160 for the nine months ended September 30, 2026 and 2025, respectively. All assets of the Company are located in the United States.

6.GOODWILL AND INTANGIBLE ASSETS

Changes in the carrying amount of Goodwill for the nine months ended September 30, 2026 and 2025, consisted of the following:

	2026	2025

	(in thousands)
Goodwill
Balance – January 1	$17,178	$16,559
Goodwill acquired	3,234	512
Measurement period adjustments	4	—
Balance - September 30	$20,416	$17,071

The following tables summarize the gross carrying amount, accumulated amortization, and net carrying value of the Company's amortizable intangible assets as of September 30, 2026 and December 31, 2025:

	September 30, 2026
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	1,950	$—
Patient lists	19,819	7,708	12,111
Total intangible assets	$21,769	$9,658	$12,111

	December 31, 2025
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Value

	(in thousands)
Amortizable intangible assets:
Trademarks	$1,950	$1,950	$—
Patient lists	17,899	6,717	11,182
Total intangible assets	$19,849	$8,667	$11,182

Patient list amortization expense was $344 and $285 for the three months ended September 30, 2026 and 2025, respectively, and was $991 and $842 for the nine months ended September 30, 2026 and 2025, respectively.

Amortization expense on amortizable intangible assets for each of the next five years and thereafter is as follows:

(in thousands)
Remaining 2026	$357
2027	1,428
2028	1,428
2029	1,287
2030	1,254
Thereafter	6,357
Total	$12,111

7.INCOME TAXES

Our interim tax provision is determined using an estimate of the annual effective tax rate, adjusted for discrete items, if any, which are taken into account in the relevant period. Each quarter, we update an estimate of the annual effective tax rate, and if the estimated tax rate changes, we make a cumulative adjustment.

We recorded an income tax (benefit) of $(1,905) and $(3,746) in the three and nine months ended September 30, 2026, compared to an income tax expense of $274 and $2,168 in the three and nine months ended September 30, 2025. Our effective tax rate was (938.4)% and (345.3)% for the three and nine months ended September 30, 2026, compared to 18.0% and 28.7% for the three and nine months ended September 30, 2025.

The changes in the effective tax rate for the three and nine months ended September 30, 2026 compared to the prior year are primarily driven by higher discrete deductible expenses associated with vesting of share awards, including higher restricted share vesting in accordance with retirement-eligible provisions of certain awards, in the three and nine months ended September 30, 2026.

8.LINE OF CREDIT

At September 30, 2026, we had a $15,000 available line of credit with a bank bearing interest at the one-month SOFR plus 2.00%. Our credit agreement with the bank includes a $13,000 term loan and provides for a $15,000 line of credit and, subject to the terms of the credit agreement and the lender’s consent, permits the Company to request increases in the revolving commitment of up to an aggregate additional $10,000. On November 6, 2026 we entered into a third amendment to the credit agreement to increase the revolving commitment by $10,000 to $25,000, and added our acquired North Carolina subsidiary as a co-borrower. The credit agreement was previously amended on February 13, 2026 to extend the availability under the line of credit from March 2027 to March 2029, update certain financial covenants and definitions, and provide consent for the formation of a new subsidiary. On April 30, 2026 we entered into a second amendment to the credit agreement that added our Arizona subsidiary as a co-borrower and modified certain subsidiary and acquisition-related provisions.

No amounts were outstanding under the line of credit at September 30, 2026 or December 31, 2025. There was no activity on the line of credit for the first nine months of 2026. Activity on the line of credit for fiscal 2025 included advances of $14,903 and repayments of $14,903.

9.LONG-TERM DEBT

Long-term debt consisted of the following:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Bank term loan	$8,357	$9,750
Subordinated notes payable	2,165	2,165
Notes payable to former dentist shareholders for the redemption of shares	37	65
Totals	10,559	11,980
Less – current maturities	1,891	1,895
Long-term portion	$8,668	$10,085

Scheduled principal payments on long-term debt at September 30, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$474
2027	1,884
2028	1,857
2029	4,179
2030	—
Thereafter	2,165
Total	$10,559

Bank Term Loan

The Company maintains a term loan in the original balance of $13,000 that matures in March 2029 and bears interest at a variable rate equal to one-month SOFR plus 2.10%. The loan requires monthly principal payments of $155, with any remaining principal due at maturity, and is secured by all business assets of the Company. The agreement requires, among other things, that we comply with a minimum fixed charge coverage ratio, a total cash flow leverage ratio, and restrictions on individual business combinations in excess of specified limits, as defined in the agreement. The

Company was in compliance with all debt covenants as of September 30, 2026 and December 31, 2025. Interest expense related to the bank term loan totaled approximately $126 and $128 for the three months ended September 30, 2026 and 2025, respectively, and totaled approximately $392 and $524 for the nine months ended September 30, 2026 and 2025, respectively.

Subordinated Notes Payable

The Company has outstanding subordinated notes payable with principal due at maturity and interest payable quarterly through October 1, 2037. Interest on the notes is equal to the greater of (i) 14% of the principal balance, (ii) an amount determined based on a formula using average dentist compensation, or (iii) a formula based on total revenue. The effective interest rate during the three and nine months ended September 30, 2026 and 2025 was 24.5%. Of the total subordinated notes payable, $2,012 is payable to various noteholders, including two related parties. These notes are secured by all business assets of the Company and are subordinated to the Company’s bank term loan and line of credit. The notes are also subject to significant prepayment restrictions; prepayment generally requires lender approval, except in limited circumstances involving the death of certain holders. The agreement governing these notes also contains change-of-control provisions. Interest expense related to the subordinated debt agreements was approximately $134 and $140 for the three months ended September 30, 2026 and 2025, respectively, and totaled approximately $398 and $416 for the nine months ended September 30, 2026 and 2025, respectively.

Notes Payable – Former Dentist Shareholders

The Company has issued notes payable to former dentist shareholders in connection with the redemption of shares occurring prior to the Company’s initial public offering. The notes are payable in equal monthly installments, with 14 payments remaining as of September 30, 2026. Interest is charged at the lesser of (i) 10% or (ii) 1% less than the prime rate published in The Wall Street Journal (Midwest Edition). Total principal payments made on these notes were $28 in the nine months ended September 30, 2026. Interest expense related to notes payable to former dentist shareholders was approximately $1 and $1 for the three months ended September 30, 2026 and 2025, respectively, and was approximately $2 and $5 for the nine months ended September 30, 2026 and 2025, respectively.

10.DEFERRED COMPENSATION

Park Dental Partners, Inc. and its affiliated dental practices have four deferred compensation plans. Only the Non-qualified Deferred Compensation Plan is still active, while balances in all other plans have been closed to new participation.

●	Active Deferred Compensation Plans:

Non-qualified Deferred Compensation Plan — The non-qualified deferred compensation plan provides participants the opportunity to defer compensation on a pretax basis. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participant accounts are credited with deferred compensation contributions and subsequent earnings. In addition, we may make discretionary credits to the compensation account of an active participant at any time. There were no discretionary credits deposited in the three and nine months ended September 30, 2026. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or through a qualified in-service distribution with the option to receive payment in a lump sum distribution, or up to five annual installments.

At September 30, 2026, the total deferred compensation liability related to the non-qualified plan was $24,439, of which $23,705 was presented as Deferred compensation and $734 as Payroll, benefits and short-term deferred compensation. At December 31, 2025, the total deferred compensation liability related to the non-qualified plan was $22,992, of which $22,297 was presented as Deferred compensation and $695 as Payroll, benefits and short-term deferred compensation.

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

At September 30, 2026 and December 31, 2025, the total deferred compensation liability related to the phantom equity plan was $1,411 and $1,657, respectively. There was no deferred compensation expense under the agreement in the first nine months in 2026 or fiscal 2025, and we do not anticipate any future compensation expense under the Phantom Plan.

The balance of Deferred compensation – Inactive, which includes the PEC Plan, Accumulation Plan, and the Phantom Plan, was $44,442 at September 30, 2026 and $46,120 at December 31, 2025. The short-term portion has been included in Payroll, benefits, and short-term deferred compensation and totaled $1,895 and $1,457 at September 30, 2026 and December 31, 2025, respectively. Payments made under the Deferred Compensation Plans – Inactive were $335 and $270 for the three months ended September 30, 2026 and 2025, respectively, and were $1,181 and $952 for the nine months ended September 30, 2026 and 2025, respectively.

	Deferred Compensation – Inactive
	As of September 30, 2026
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$42,201	$1,131	$1,110	$44,442
Payroll, benefits and short-term deferred compensation	1,507	87	301	1,895
Total Liability	$43,708	$1,218	$1,411	$46,337

	Deferred Compensation – Inactive
	As of December 31, 2025
	Professional
	Employee	Equity		Deferred
	Compensation	Accumulation	Phantom	Compensation Plans –
	Plan	Plan	Equity Plan	Inactive

	(in thousands)
Deferred compensation	$43,497	$1,218	$1,405	$46,120
Payroll, benefits and short-term deferred compensation	1,121	84	252	1,457
Total Liability	$44,618	$1,302	$1,657	$47,577

11.SHAREHOLDERS’ EQUITY (DEFICIT)

Park Dental Partners, Inc. shares are comprised of 100 million Common shares, and 5 million Preferred shares. All stock has a par value of $0.0001 per share. As of September 30, 2026, only Common shares are outstanding. Each holder of common stock and certain restricted shares is entitled to one vote for each share of Common stock and restricted share awards held.

Restricted stock units granted commencing in June 2026 do not carry voting rights unless and until settled in shares of common stock.

In connection with the Company's initial public offering completed on December 4, 2025, the Company issued warrants to the underwriters’ representative to purchase up to 92,100 shares of common stock at an exercise price of $15.60 per share. On July 13, 2026, the underwriters’ representative exercised all outstanding warrants on a cashless basis. As a result, the Company issued 22,483 shares of common stock to the underwriters’ representative. There were no outstanding warrants remaining subsequent to the exercise.

The following table summarizes unrestricted common shares outstanding:

	As of
	September 30, 2026	December 31, 2025
Total Common unrestricted shares	5,060,494	4,247,018

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

The following table summarizes activity in unvested restricted stock awards and RSUs for the nine months ended September 30, 2026:

		Weighted
	Number of	Average Grant
	RSs	Date Fair Value
	(in thousands)
Unvested awards - January 1	2,493	7.04
RSs and RSUs granted	159	17.80
Awards vested	(763)	6.82
Awards forfeited	(21)	7.64
Unvested awards - September 30	1,868	$8.04

The following table summarizes the mix of unvested restricted stock awards and restricted stock units outstanding as of September 30, 2026:

Number of
RSs
(in thousands)
Restricted share awards	1,713
Restricted share units	155
Total	1,868

Unrecognized compensation expense related to outstanding restricted stock awards and restricted stock units at September 30, 2026 was approximately $9,062.

Employee Stock Purchase Plan (“ESPP”) — The Company maintains an Employee Stock Purchase Plan that allows eligible employees to purchase shares of common stock at a discount through payroll deductions over offering periods. The ESPP was approved in 2025, and up to 250,000 shares of common stock are reserved for issuance under the plan. The Company issued 28,019 shares of our common stock at $17.71 per share under the ESPP during the three and nine months ended September 30, 2026 for the offering period ended June 30, 2026. No shares were issued under the ESPP during the three and nine months ended September 30, 2025.

12.EARNINGS PER COMMON SHARE

The following table sets forth the computation of basic and diluted earnings per share attributable to common shareholders:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands, except per share amounts)
Net income available to PARK common shareholders	$1,702	$1,251	$2,661	$5,387
Earnings per share attributable to PARK common shareholders:
Basic	$0.35	$0.72	$0.58	$3.06
Diluted	$0.27	$0.72	$0.43	$3.06
Weighted-average number of common stock shares outstanding	4,838	1,729	4,600	1,762
Dilutive impact of share based awards and warrants	1,523	—	1,580	—
Weighted-average number of common stock shares outstanding – diluted	6,361	1,729	6,179	1,762
Anti-dilutive restricted stock excluded from diluted EPS computation	—	3,397	—	3,504

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

Lease Cost — Lease cost has been included within Office occupancy on our condensed consolidated statements of operations and consisted of the following:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Lease Cost	$2,152	$1,945	$6,367	$5,807

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

Operating Right of Use Assets and Lease Liabilities — Operating right of use assets and lease liabilities included on our condensed consolidated balance sheets were as follows:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
Lease right of use assets – operating leases	$44,642	$44,542
Lease liabilities:
Current operating leases	$7,054	$6,711
Non-current operating leases	41,410	41,659
Total lease liabilities	$48,464	$48,370

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

The weighted-average remaining lease terms and discount rates associated with our operating lease liabilities were as follows:

	As of
	September 30, 2026		December 31, 2025
Weight-average discount rate-operating leases	4.10%		3.86%
Weight-average remaining lease term-operating leases	9.26	years	9.63	years

Supplemental Cash Flow Information — Supplemental cash flow information associated with our operating leases is as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025

	(in thousands)		(in thousands)
Non-cash information – right of use assets obtained in exchange for lease liabilities – operating leases	$1,442	$961	$5,024	$5,071

Maturities of Operating Lease Liabilities — Scheduled minimum lease payments under noncancelable operating leases with initial or remaining lease terms in excess of one year at September 30, 2026, are summarized as follows:

(in thousands)
Remaining 2026	$2,251
2027	8,677
2028	7,735
2029	6,430
2030	5,418
Thereafter	27,937
Total lease payments	58,448
Less liability accretion	(9,984)
Present value of lease liabilities	$48,464

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

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. The Court approved settlement of the putative class action suit related to the 2024 event entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota in September 2026 and administration of the settlement has commenced. Final approval of the settlement is scheduled for February 1, 2027. Settlement of this matter, net of insurance recoveries, does not materially impact to our financial results.

The Company is aware of four state court lawsuits related to an August 2026 data breach event, the first of which was filed on September 3, 2026: Julienne Wyckoff, on behalf of himself and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6341), Second Judicial District, County of Ramsey, State of Minnesota; Thomas Jahnke and Nathaniel Sonia, on behalf of themselves and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6381), Second Judicial District, County of Ramsey, State of Minnesota; Norbu Lama, on behalf of himself and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6384), Second Judicial District, County of Ramsey, State of Minnesota; and Becky Murphy and Debbie Palm, on behalf of themselves and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-7111), Second Judicial District, County of Ramsey, State of Minnesota. Each lawsuit is a putative class action alleging the Company failed to safeguard patients’ protected health information or failed to implement reasonable security measures that resulted in the August 2026 data breach and increased the risk of identity theft. The lawsuits also allege that the Company failed to timely notify affected individuals. Claims include negligence, negligence per se, invasion of privacy, breach of fiduciary duty, unjust enrichment, breach of implied contract, and breach of confidence. On October 7, 2026, the plaintiffs filed a motion to consolidate the four actions and appoint interim lead class counsel. The Company intends to vigorously defend its positions in the litigation.

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

The combined assets and liabilities of the affiliated dental practices of PDG, TDS and The Dental Specialists Orthodontics which are included within the condensed consolidated financial statements of Park Dental Partners, Inc. are as follows:

	As of
	September 30, 2026	December 31, 2025

	(in thousands)
TOTAL ASSETS	$46,754	$41,269
TOTAL LIABILITIES	$33,455	$32,821

Due to the nature of the minority ownership in the affiliated dental practices, whereby a single designated doctor holds one share of the affiliate entity, but has no right to receive any economic benefit, or interest in the profits generated by the affiliated dental practices, we have not assigned any value to the non-controlling interests in the condensed consolidated operations.

15.RELATED-PARTY TRANSACTIONS

We have lease agreements with entities that are minority owned by certain practicing dentists and officers of the Company. Total lease liabilities for these properties were $22,202 at September 30, 2026, and $23,161 at December 31, 2025. Lease cost of $521 was recognized for these properties for both the three months ended September 30, 2026 and 2025, and were $1,562 and $1,567 for the nine months ended September 30, 2026 and 2025, respectively.

As described in Note 9 — Long-term debt, we have outstanding subordinated notes payable. A portion of these subordinated notes, which were issued in 2007 and January 2008, are due to certain related parties, the principal balance of which is $2,012, due at maturity and interest due quarterly through October 1, 2037.

In connection with the vesting of certain equity awards upon the consummation of the Company’s initial public offering, the Company made loans in an aggregate original principal amount of $600 to eleven affiliated shareholder doctors, evidenced by one-year promissory notes, to provide liquidity for tax obligations arising from such vesting. The loans, which were not available to executive officers or directors, were capped at 31% of the value of the vested shares, bear interest at 3.66% per annum, and are due no later than January 2027. Participating shareholders are subject to a 365 day lockup restriction while these loans remain outstanding. The aggregate principal amount outstanding under these promissory notes was $427 as of September 30, 2026, and was presented within Prepaid expenses and other current assets on the condensed consolidated balance sheet. No amounts were outstanding as of December 31, 2025.

16.SUBSEQUENT EVENTS

We have evaluated events occurring subsequent to the date of the condensed consolidated financial statements through November 12, 2026, which is the date the condensed consolidated financial statements were issued.

On November 6, 2026, Park Dental Partners, Inc. completed its previously announced transaction with Ryan, James, Wiles, Patel & Olsen LLP, a North Carolina limited liability partnership doing business as Village Family Dental to acquire the dental services organization supporting Village Family Dental and to affiliate with the Village Family Dental professional practices through the management-services structure pursuant to the Transaction Agreement, dated August 7, 2026. Refer to Note 2 – Acquisitions for further information.

Concurrent with the acquisition of Ryan, James, Wiles, Patel & Olsen LLP, the Company entered into an amendment to its credit agreement that increased borrowing capacity by $10,000 to fund a portion of the purchase price. Refer to Note 8 – Line of Credit for further information.

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

Overview

As a dental resource organization (“DRO”), Park Dental Partners, Inc. provides comprehensive business support services including clinical team members, administrative personnel, facilities and equipment to our affiliated general and multi-specialty dental practices in Minnesota, Wisconsin and Arizona. Our network of affiliated dental practices employs 225 dentists, and consists of 1,054 hygienists, dental assistants, and patient care coordinators that support affiliated dentists in operating their dental practices across 88 practice locations. Our network of affiliated dental practices has been operating for over fifty years, beginning with the establishment of the general dentistry group in 1972. The mission of our affiliated dental practices since inception has been to ensure patients enjoy the benefits of a lifetime of good oral health. This mission continues to be the driving force behind our organization today.

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

The critical accounting policies affected most significantly by estimates, assumptions and judgments used in the preparation of the Company’s condensed consolidated financial statements are described in Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. On an ongoing basis, the Company evaluates the critical accounting policies used to prepare its condensed consolidated financial statements, including, but not limited to, those related to business acquisitions. There have been no material changes in these critical accounting policies and estimates during the nine months ended September 30, 2026.

Results of Operations

Three and Nine Months Ended September 30, 2026 Compared to Three and Nine Months Ended September 30, 2025

The following table sets forth, for the periods indicated, our condensed consolidated statements of operations and certain other information. Amounts may not add to the totals due to rounding.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Condensed Consolidated Statements of Operations:
REVENUE	$64,926	$61,251	$193,833	$183,286
COST OF SERVICES
Salaries and benefits	41,896	37,785	125,905	110,518
Dental supplies and Laboratory fees	4,474	4,258	13,256	12,834
Office occupancy	4,393	4,043	13,053	12,133
Other practice expenses	3,998	3,726	11,668	10,741
Depreciation	1,983	2,002	5,874	5,861
TOTAL COST OF SERVICES	56,743	51,814	169,756	152,087
GROSS MARGIN	8,183	9,437	24,077	31,199
General and administrative expenses	7,863	7,265	23,539	21,573
Depreciation and amortization	434	389	1,276	1,141
OPERATING INCOME (LOSS)	(114)	1,783	(738)	8,485
INTEREST EXPENSE - NET	(89)	(259)	(347)	(930)
INCOME (LOSS) BEFORE TAXES	(203)	1,524	(1,085)	7,555
PROVISION/(BENEFIT) FOR INCOME TAXES	(1,905)	274	(3,746)	2,168
NET INCOME	$1,702	$1,251	$2,661	$5,387

Revenues

Total revenues for the three months ended September, 2026, increased $3.7 million, or 6.0%, to $64.9 million from $61.3 million for the three months ended September 30, 2025. General Dentistry revenue increased $3.1 million, and multi specialty dentistry revenue was higher by $0.6 million, reflecting increased fee and reimbursement growth, the impact of acquisitions, and increased patient visits driven by higher doctor count and increased clinical hours. Revenue from acquisitions contributed approximately $1.2 million during the quarter. Same Practice Revenue, as defined as dental practice locations that have been operating for at least 13 full months prior to the end of a given period and which have not been closed, or sold during such periods, increased approximately 3.2%, or $1.9 million from the prior comparable period.

Total revenues for the nine months ended September 30, 2026, increased $10.5 million, or 5.8%, to $193.8 million from $183.3 million for the nine months ended September 30, 2025. General Dentistry revenue increased $8.1 million, and multi specialty dentistry revenue was higher by $2.5 million, reflecting increased fee and reimbursement growth, the impact of acquisitions, and increased patient visits driven by higher doctor count and increased clinical hours. Revenue from acquisitions contributed approximately $3.7 million during the nine months period. Same Practice Revenue increased approximately 3.0%, or $5.5 million from the prior comparable period.

Cost of Services

Salaries and Benefits. Salaries and benefits consist principally of affiliated dentist compensation, clinical team member compensation and related benefit costs.

Salaries and benefits for the three months ended September 30, 2026 was $41.9 million, an increase of $4.1 million, or 10.9%, from $37.8 million for the three months ended September 30, 2025. The increase is primarily attributable to a $2.2 million increase in salaries and wages, including hygienist and other clinical team member compensation, driven by increased headcount, including from acquired practices and annual salary increases. The remaining $1.9 million increase relates to the recognition of $1.8 million in share based compensation expense in the three months ended September 30, 2026, while no share based compensation expense was recorded in the three months ended September 30, 2025, increased costs of $0.3 million for paid time off, and a net increase in benefits and taxes of $0.2 million, offset in part by $0.4 million decreased deferred compensation costs.

Salaries and benefits for the nine months ended September 30, 2026 was $125.9 million, an increase of $15.4 million, or 13.9%, from $110.5 million for the nine months ended September 30, 2025. The increase is primarily attributable to the recognition of $8.3 million in share based compensation expense in the nine months ended September 30, 2026, while no share based compensation expense was recorded in the nine months ended September 30, 2025. The remaining $7.1 million increase relates to an increase of $5.2 million in salaries and wages, including hygienist and other clinical team member compensation, driven by increased headcount, including from acquired practices, annual salary increases, a net increase in benefits and taxes of $0.7 million resulting from $0.4 million of paid family medical leave, $0.4 million in 401k and other benefits, and $0.4 million increased taxes, offset in part by $0.4 million lower medical costs. In addition, we experienced increases in contractor support of $0.5 million and an increase in incentive compensation of $0.3 million.

Dental supplies and Laboratory Fees. Dental supplies and laboratory fees consists of variable costs associated with our affiliated dental practices providing dental services.

Dental supplies and laboratory fees expense for the three months ended September 30, 2026 was $4.5 million, an increase of $0.2 million, or 5.1% from $4.3 million for the three months ended September 30, 2025. The increase was due to a $0.1 million increase in laboratory fees and a $0.1 million increase in dental supply expenses.

Dental supplies and laboratory fees expense for the nine months ended September 30, 2026 was $13.3 million, an increase of $0.4 million, or 3.3% from $12.8 million for the nine months ended September 30, 2025. The increase was due to a $0.4 million increase in dental supply expenses.

The increase in dental supply expense for both the three and nine months ended September 30, 2026 was primarily attributable to higher production resulting from acquisitions completed since the prior comparable periods.

Office occupancy expenses. Office occupancy expenses include lease costs and other physical practice location expenses.

Office occupancy expense for the three months ended September 30, 2026 was $4.4 million, an increase of $0.4 million, or 8.7%, from $4.0 million for the three months ended September 30, 2025.

Office occupancy expense for the nine months ended September 30, 2026 was $13.1 million, an increase of $0.9 million, or 7.6%, from $12.1 million for the nine months ended September 30, 2025.

The increase for both periods was primarily due to increased capacity associated with expansion and resulting higher leasing and other costs.

Other practice expenses. Other practice expenses include MinnesotaCare provider taxes, software and subscription costs, repairs and maintenance costs, recruiting, travel and entertainment, insurance and other operating costs.

Other practice expense for the three months ended September 30, 2026 was $4.0 million, an increase of $0.3 million, or 7.3%, from $3.7 million for the three months ended September 30, 2025. The increase was primarily attributable to increased marketing expenses of $0.1 million and higher general insurance costs of $0.1 million.

Other practice expense for the nine months ended September 30, 2026 was $11.7 million, an increase of $0.9 million, or 8.6%, from $10.7 million for the nine months ended September 30, 2025 as a result of $0.5 million higher software and subscription costs, an increase of $0.1 million increased travel and entertainment costs, $0.1 million in general insurance, $0.1 million due to volume-based MinnesotaCare provider taxes, and $0.1 million increased marketing costs.

Cost of Services Depreciation Expense. Cost of services depreciation expense encompasses depreciation associated with practice related assets such as dental equipment, leasehold improvements, furniture and fixtures and computer equipment.

Practice depreciation expense for both the three months ended September 30, 2026 and 2025 was $2.0 million.

Practice depreciation expense for both the nine months ended September 30, 2026 and 2025 was $5.9 million.

General and Administrative

General and administrative expenses consist of costs of our centralized billing offices and call-centers, marketing and advertising expenses, regional management expenses, executive and senior management, and centralized functions, such as accounting, finance, team member relations, information technology, operations, real estate and other similar functions.

General and administrative expense for the three months ended September 30, 2026 was $7.9 million, an increase of $0.6 million, or 8.2%, from $7.3 million for the three months ended September 30, 2025. The increase in cost is primarily attributable to $0.5 million acquisition related legal costs, $0.3 million higher professional fees, a $0.3 million increase in share based compensation expense, and $0.2 million of increased insurance costs, offset in part by $0.7 million lower costs associated with preparing for our 2025 initial public offering.

General and administrative expense for the nine months ended September 30, 2026 was $23.5 million, an increase of $2.0 million, or 9.1%, from $21.6 million for the nine months ended September 30, 2025. The increase in cost is primarily attributable to $0.9 million higher professional fees, a $0.9 million increase in share based compensation expense, $0.8 million acquisition integration costs, $0.5 million of increased insurance costs, $0.5 million increase in salaries, and $0.3 million higher marketing costs, offset in part by $1.9 million lower costs associated with preparing for our 2025 initial public offering.

Depreciation and Amortization

Depreciation and amortization expenses are related to our non-practice related investments in long-lived assets such as computer equipment, furniture and fixtures, and amortization of intangible assets.

Depreciation and amortization expense remained stable for the three months ended September 30, 2026 compared to the three months ended September 30, 2025. The expense for both periods was $0.4 million.

Depreciation and amortization expense for the nine months ended September 30, 2026 was $1.3 million, an increase of $0.1 million, or 11.9%, from $1.1 million for the nine months ended September 30, 2025. The increase was primarily attributable to higher amortization expenses associated with intangible assets recognized in connection with acquisitions.

Interest Expense, net

Net interest expense for the three months ended September 30, 2026 was $0.1 million, a slight decrease from $0.3 million for the three months ended September 30, 2025.

Net interest expense for the nine months ended September 30, 2026 was $0.3 million, a decrease of $0.6 million from $0.9 million for the nine months ended September 30, 2025.

The decrease for both the three and nine months ended was driven by a decrease in total interest-bearing debt under our term loan and decreased usage of our line of credit over the year, as well as an increase in interest income earned on money market funds.

Provision (Benefit) for Income Taxes

Income tax benefit for the three months ended September 30, 2026 was $1.9 million compared to $0.3 million income tax expense for the three months ended September 30, 2025.

Income tax benefit for the nine months ended September 30, 2026 was $3.7 million compared to $2.2 million income tax expense for the nine months ended September 30, 2025.

The change for the three and nine months ended September 30, 2026 compared to the prior comparable periods was primarily driven by higher discrete deductible expenses associated with vesting of share awards in the three and nine months ended September 30, 2026.

Key Financial Measures, Performance Indicators and Non-GAAP Financial Measures

In assessing the performance of our business, we consider a variety of financial measures and performance indicators that directly or indirectly impact our revenue and profitability. The key financial and Non-GAAP financial measures and performance indicators we use are set forth below, as of and for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,					Nine Months Ended September 30,
(in thousands, except per share amounts, percentages, patient visits, and doctor count)	2026	2025	Increase/ (Decrease)		% Increase/ (Decrease)	2026	2025	Increase/ (Decrease)		% Increase/ (Decrease)
Key Financial Measures
Revenue	$64,926	$61,251	$3,675		6.0%	$193,833	$183,286	$10,547		5.8%
Gross Margin	$8,183	$9,437	$(1,254)		(13.3)%	$24,077	$31,199	$(7,122)		(22.8)%
Net Income	$1,702	$1,251	$451		36.1%	$2,661	$5,387	$(2,726)		(50.6)%
Diluted EPS	$0.27	$0.72	$(0.45)		(62.2)%	$0.43	$3.06	$(2.63)		(86.0)%
Patient Visits	180,955	179,111	1,844		1.0%	545,051	540,240	4,811		0.9%
Same Practice Revenue Growth	3.2%	9.9%	(670)	bps	(67.7)%	3.0%	5.8%	(280)	bps	(48.3)%
Patient Retention Rate	90.2%	89.8%	40	bps	0.4%	90.2%	89.8%	40	bps	0.4%
Doctor Count	225	218	7		3.2%
Non-GAAP Measures(1)
Adjusted EBITDA	$4,969	$5,299	$(330)		(6.2)%	$17,134	$18,316	$(1,182)		(6.5)%
Adjusted EBITDA Percentage	7.7%	8.7%	(100)	bps	(11.6)%	8.8%	10.0%	(120)	bps	(12.0)%
Adjusted Gross Margin	$12,076	$11,883	$193		1.6%	$38,953	$37,867	$1,086		2.9%
Adjusted Gross Margin Percentage	18.6%	19.4%	(80)	bps	(4.1)%	20.1%	20.7%	(60)	bps	(2.9)%
Adjusted Diluted EPS	$0.57	$1.19	$(0.62)		(52.0)%	$1.68	$4.21	$(2.53)		(60.0)%
General and Administrative Expense Percentage	12.1%	11.9%	20	bps	1.7%	12.1%	11.8%	30	bps	2.5%

(1)	Non-GAAP Measures are defined in the “Non-GAAP Financial Measures Definitions” section, and revenue-related financial measures and performance indicators are discussed in the “Revenue Related Financial Measures and Performance Indicators” section. For a reconciliation of Adjusted EBITDA to net income, Adjusted Gross Margin to Gross Margin, and Adjusted Diluted EPS to Diluted EPS, to the most directly comparable GAAP measures, see the “Non-GAAP Financial Measures” section.

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

Patient visits for the three months ended September 30, 2026 were 180,955, an increase of 1.0% from 179,111 for the three months ended September 30, 2025.

Patient visits for the nine months ended September 30, 2026 were 545,051, an increase of 0.9% from 540,240 for the nine months ended September 30, 2025.

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

Same Practice Revenue Growth for the three months ended September 30, 2026 was 3.2%, or 670 bps lower than the 9.9% Same Practice Revenue Growth for the three months ended September 30, 2025.

Same Practice Revenue Growth for the nine months ended September 30, 2026 was 3.0%, or 280 bps lower than the 5.8% Same Practice Revenue Growth for the nine months ended September 30, 2025.

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

Patient retention rate was 90.2% for both the three and nine months ended September 30, 2026, an increase of 40 bps from 89.8% for both the three and nine months ended September 30, 2025.

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

Doctor count as of September 30, 2026 was 225, seven higher than the September 30, 2025 doctor count of 218.

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

Non-GAAP Financial Measures Definitions

“Adjusted EBITDA” is defined as net income (loss) adjusted to exclude interest expense (income), net, provision for (benefit from) income taxes, depreciation and amortization, share based compensation, discretionary shareholder bonuses, acquisition and integration costs, initial public offering costs, restructuring costs, and non-qualified deferred compensation expenses.

“Adjusted EBITDA Percentage” is defined as Adjusted EBITDA as a percentage of consolidated revenue.

“Adjusted Gross Margin” is defined as Gross Margin excluding depreciation expense, share based compensation, discretionary shareholder bonuses, restructuring costs, and non-qualified deferred compensation expenses.

“Adjusted Gross Margin Percentage” is defined as Adjusted Gross Margin as a percentage of consolidated revenue.

“Adjusted Diluted EPS” is defined as Diluted EPS adjusted to exclude share based compensation, acquisition and integration costs, initial public offering costs, restructuring costs, non-qualified deferred compensation expenses, and the income tax effect of those adjustments at our estimated long-term annual effective tax rate.

“General and Administrative Expense Percentage” is defined as General and Administrative expenses as a percentage of consolidated revenue.

Non-GAAP Financial Measures for the Three and Nine Months Ended September 30, 2026 and 2025

The following table contains a reconciliation of our net income attributable to Park Dental Partners, Inc. determined in accordance with GAAP to Adjusted EBITDA:

	For the three months ended		For the nine months ended
Net Income to Adjusted EBITDA	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net Income	$1,702	$1,251	$2,661	$5,387
Addback/(Deduct):
Provision/(Benefit) for income taxes	(1,905)	274	(3,746)	2,168
Interest expense, net	89	259	347	930
Depreciation and amortization	2,417	2,391	7,150	7,002
EBITDA	$2,303	$4,175	$6,412	$15,487
Adjustments:
Share based compensation	2,078	-	9,137	-
Acquisition and integration costs(1) (5)	484	-	831	-
Initial public offering costs(2) (5)	-	680	21	1,947
Restructuring(3) (5)	32	-	69	184
Deferred compensation(4)	72	444	664	698
Adjusted EBITDA	$4,969	$5,299	$17,134	$18,316
Adjusted EBITDA Percentage	7.7%	8.7%	8.8%	10.0%

(1)	Acquisition and integration costs primarily consist of expenses related to acquisition related legal costs and integration related costs.
(2)	Initial public offering costs primarily consist of expenses incurred in connection with the Company’s initial public offering.
(3)	Restructuring costs primarily consist of gains and losses from the disposal of equipment.
(4)	Deferred compensation costs primarily consist of expenses incurred with the Company's inactive deferred compensation arrangements.
(5)	Prior-period amounts have been recast to conform to the current-period presentation. The recast reflects the reclassification of amounts previously reported as restructuring costs into initial public offering costs, acquisition and integration costs, and restructuring costs and had no impact on total non-GAAP adjustments.

Adjusted EBITDA. Adjusted EBITDA for the three months ended September 30, 2026 was $5.0 million, a decrease of $0.3 million from the $5.3 million Adjusted EBITDA for the three months ended September 30, 2025, primarily due to the $0.5 million increase in general and administrative expenses after adjustment, offset in part by the $0.2 million increased Adjusted Gross margin. The increase in general and administrative expenses after adjustments is due to a $0.3 million increase in professional fees and a $0.2 million increase in insurance expenses.

Adjusted EBITDA for the nine months ended September 30, 2026 was $17.1 million, a decrease of $1.2 million from the $18.3 million Adjusted EBITDA for the nine months ended September 30, 2025, primarily due to the $2.3 million increase in general and administrative expenses after adjustment, offset in part by the $1.1 million increase in Adjusted Gross margin. The increase in general and administrative expenses after adjustments is due to a $0.9 million increase in professional fees, a $0.5 million increase in insurance expenses, $0.3 million higher marketing costs, increased salaries and wages of $0.2 million, and a $0.2 million net increase in benefits and taxes.

Measuring the year-over-year change in Adjusted EBITDA allows us to evaluate the overall operating performance of affiliated dental practices on a consistent basis. It also influences our decision-making process on allocation of resources and helps us evaluate the effectiveness of our strategies.

Adjusted EBITDA Percentage. Adjusted EBITDA Percentage for the three months ended September 30, 2026 was 7.7%, a 100 basis point decrease from 8.7% for the three months ended September 30, 2025.

Adjusted EBITDA Percentage for the nine months ended September 30, 2026 was 8.8%, a 120 basis point decrease from 10.0% for the nine months ended September 30, 2025.

The decrease in Adjusted EBITDA percentage for both the three and nine months ended September 30, 2026 is primarily attributable to an increase in general and administrative expenses after adjustments.

The following table contains a reconciliation of our Gross Margin determined in accordance with GAAP to Adjusted Gross Margin

	For the three months ended		For the nine months ended
Gross Margin to Adjusted Gross Margin	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Gross Margin	$8,183	$9,437	$24,077	$31,199
Addback:
Share based compensation	1,806	-	8,269	-
Restructuring(1)	32	-	69	109
Deferred compensation(2)	72	444	664	698
Depreciation	1,983	2,002	5,874	5,861
Adjusted Gross Margin	$12,076	$11,883	$38,953	$37,867
Adjusted Gross Margin Percentage	18.6%	19.4%	20.1%	20.7%

(1)	Restructuring costs primarily consist of gains and losses from the disposal of equipment.
(2)	Deferred compensation costs primarily consist of expenses incurred with the Company's inactive deferred compensation arrangements.

Adjusted Gross Margin. Adjusted Gross Margin for the three months ended September 30, 2026 was $12.1 million, an increase of $0.2 million, or 1.6%, from $11.9 million for the three months ended September 30, 2025, attributable to increased revenue of $3.6 million, partially offset by a $2.7 million increase in salaries and wages after adjustments, $0.3 million higher office occupancy costs, $0.2 million of increased other practice expenses after adjustments, and a $0.2 million increase in laboratory fees and dental supply expenses.

Adjusted Gross Margin for the nine months ended September 30, 2026 was $39.0 million, an increase of $1.1 million, or 2.9%, from $37.9 million for the nine months ended September 30, 2025, attributable to increased revenue of $10.5 million, partially offset by a $7.2 million increase in salaries and wages after adjustments, $1.0 million of increased other practice expenses after adjustments, $0.9 million higher office occupancy costs, and a $0.4 million increase in laboratory fees and dental supply expenses.

Measuring the year-over-year change in Adjusted Gross Margin allows us to evaluate the profitability of affiliated dental practices and their performance. It also influences our decision-making process related to cost management strategies and helps us evaluate the effectiveness of those strategies.

Adjusted Gross Margin Percentage. Adjusted Gross Margin Percentage for the three months ended September 30, 2026 was 18.6%, a 80 basis point decrease from 19.4% for the three months ended September 30, 2025.

Adjusted Gross Margin Percentage for the nine months ended September 30, 2026 was 20.1%, a 60 basis point decrease from 20.7% for the nine months ended September 30, 2025.

The decrease in Adjusted Gross Margin Percentage for both the three and nine months ended September 30, 2026 is primarily attributable to an increase in revenue.

The following table contains a reconciliation of our Diluted EPS determined in accordance with GAAP to Adjusted Diluted EPS:

	For the three months ended		For the nine months ended
Diluted EPS to Adjusted Diluted EPS	September 30,		September 30,
(in thousands, except share and per share amounts)	2026	2025	2026	2025
EARNINGS ATTRIBUTABLE TO COMMON SHAREHOLDERS:	$1,702	$1,251	$2,661	$5,387
Adjustments:
Share based compensation	2,078	-	9,137	-
Acquisition and integration costs(1) (6)	484	-	831	-
Initial public offering costs(2) (6)	-	680	21	1,947
Restructuring(3) (6)	32	-	69	184
Deferred compensation(4)	72	444	664	698
Income tax effect of the Adjustments(5)	(746)	(315)	(3,002)	(792)
ADJUSTED NET INCOME ATTRIBUTABLE TO COMMON SHAREHOLDERS	$3,622	$2,060	$10,381	$7,424

Adjusted Weighted Average Diluted Shares - Reconciliation
WEIGHTED-AVERAGE SHARES USED IN COMPUTING GAAP NET EARNINGS PER SHARE, DILUTED	6,360,881	1,729,179	6,179,442	1,761,510
ADJUSTED WEIGHTED AVERAGE DILUTED SHARES USED IN COMPUTING ADJUSTED EARNINGS PER SHARE, DILUTED	6,360,881	1,729,179	6,179,442	1,761,510

ADJUSTED DILUTED EARNINGS PER SHARE:	$0.57	$1.19	$1.68	$4.21

(1)	Acquisition and integration costs primarily consist of expenses related to acquisition related legal costs and integration related costs.
(2)	Initial public offering costs primarily consist of expenses incurred in connection with the Company’s initial public offering.
(3)	Restructuring costs primarily consist of gains and losses from the disposal of equipment.
(4)	Deferred compensation costs primarily consist of expenses incurred with the Company's inactive deferred compensation arrangements.
(5)	Income tax effect is based on an estimated long-term annual 28% effective tax rate for the three and nine months ended September 30, 2026 and September 30, 2025. The Company's estimated long-term annual effective tax rate excludes certain non-cash items such as share based compensation arrangements, and is used in order to provide consistency across periods.
(6)	Prior-period amounts have been recast to conform to the current-period presentation. The recast reflects the reclassification of amounts previously reported as restructuring costs into initial public offering costs, acquisition and integration costs, and restructuring costs and had no impact on total non-GAAP adjustments.

Adjusted Diluted EPS. Adjusted Diluted EPS for the three months ended September 30, 2026 was $0.57, a $0.62 decrease from $1.19 for the three months ended September 30, 2025.

Adjusted Diluted EPS for the nine months ended September 30, 2026 was $1.68, a $2.53 decrease from $4.21 for the nine months ended September 30, 2025.

The decrease for both the three and nine months ended September 30, 2026 was primarily attributable to the increase in the weighted average dilutive securities used in computing adjusted diluted earnings per share due to the Company’s IPO in December 2025, partially offset by an increase in adjusted net income.

General and Administrative Expense Percentage. General and Administrative Expense Percentage for the three months ended September 30, 2026 was 12.1%, a 20 basis point increase from 11.9% for the three months ended

September 30, 2025. This increase is attributable to $0.5 million of acquisition integration costs, a $0.3 million increase in professional fees, $0.3 million higher share based compensation costs related to becoming a publicly-traded company in the fourth quarter of 2025, and a $0.2 million increase in insurance costs, net of $0.7 million lower costs associated with our 2025 initial public offering and increased revenue.

General and Administrative Expense Percentage for the nine months ended September 30, 2026 was 12.1%, a 30 basis point increase from 11.8% for the nine months ended September 30, 2025. This increase is attributable to a $0.9 million increase in professional fees, $0.9 million higher share based compensation costs related to becoming a publicly-traded company in the fourth quarter of 2025, $0.7 million increase in salaries and wages, $0.5 million increase in insurance costs, and increased marketing costs of $0.3 million, net of $1.9 million lower costs associated with our 2025 initial public offering and increased revenue.

Liquidity and Capital Resources

We finance our operations and growth through a combination of cash provided by operating activities and borrowings under our revolving loan facility. Cash and cash equivalents was $23.2 million at September 30, 2026, and $25.2 million at December 31, 2025. At September 30, 2026 and December 31, 2025, we had total outstanding borrowings under our debt arrangements of approximately $10.6 million and $12.0 million, respectively. Unused availability under our line of credit was approximately $15 million at September 30, 2026 and December 31, 2025. In addition, on November 6, 2026, we entered into a third amendment to the credit agreement to increase the revolving commitment by $10.0 million to $25.0 million.

We believe that our existing cash, our expected cash flows from operations, and funds available under our credit facility will be sufficient to meet our cash needs for operations for at least the next 12 months. Over the longer term, our future capital requirements will depend on many factors, including our growth rate, the timing and extent of our dental services expenditures, the continuing market acceptance of our offerings, and any investments or acquisitions we may choose to pursue in the future. In the event that we need to borrow funds or issue additional equity, we cannot be assured that any such additional financing will be available on terms acceptable to us, if at all. In addition, any future borrowings may result in additional restrictions on our business and any issuance of additional equity would result in dilution to investors. If we are unable to raise additional capital when desired and on terms acceptable to us, our business, results of operations, and financial condition could be materially and adversely affected.

Cash flows from operating activities

Cash flows provided by operating activities were $12.0 million for the nine months ended September 30, 2026, compared to $16.8 million for the nine months ended September 30, 2025. The $4.8 million decrease in cash flows provided by operating activities was due primarily to a net decrease in changes in operating assets and liabilities of $10.4 million, offset in part by a $5.6 million increase in net income after adjustments for non-cash items.

Cashflows used in investing activities

Our investing activities are primarily related to capital expenditures for practice growth and expansion, replacing obsolescent assets, and adding capital improvements in existing facilities and technology related projects.

Cash flows used in investing activities were $12.6 million and $8.1 million for the nine months ended September 30, 2026 and 2025, respectively. Cash used in investing activities increased due to $3.3 million higher payments for purchases of dental practices, increased purchases of property and equipment of $1.6 million, and $0.6 million of loans to affiliated shareholder doctors evidenced by promissory notes, offset in part by collection of $0.2 million on those loans and a $0.8 million reduction in life insurance premiums paid.

Cashflows used in financing activities

Cash flows used in financing activities primarily reflect our borrowings and repayments under our current and prior credit facilities which were refinanced in March 2024, and amended subsequently in February 2026.

Cash flows used in financing activities for the nine months ended September 30, 2026 were $1.3 million compared with $3.0 million for the nine months ended September 30, 2025. The $1.7 million decrease primarily reflected the absence of $0.7 million of pre-IPO share repurchases, $0.5 million of proceeds from share issuances, a $0.3 million decrease in deferred dental practice payments, and a $0.1 million decrease in checks issued in excess of cash balances.

Outstanding indebtedness

Amounts outstanding under our bank term loan were $8.4 million and $9.8 million at September 30, 2026, and December 31, 2025, respectively. During the three and nine months ended September 30, 2026 we made scheduled principal payments of $0.5 million and $1.4 million, respectively. At both September 30, 2026, and December 31, 2025, we had no outstanding balance under the line of credit.

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

We were in compliance with all covenants specified in the credit agreement at September 30, 2026 and December 31, 2025 including the fixed charge coverage and cash flow leverage ratios. We believe, based on our current financial forecasts and trends, that we will remain compliant with all covenants for the foreseeable future.

Our obligations under the credit facilities are secured by a first priority lien on substantially all of our tangible and intangible assets and the tangible and intangible business assets of the affiliated dental practices.

In addition to the aforementioned credit facilities, we have secured notes payable of $2.2 million due to related parties and certain current and former shareholders. Certain of these notes were issued in 2007 and January 2008, as described in Note 15. The principal is due at maturity and interest is due quarterly through October 1, 2037. Interest is equal to the greater of 14% of the principal balance or an amount based on a formula using average dentist compensation or a formula based on total revenue. The effective interest rate for 2026 is 24.5% compared to 25.7% in 2025. The notes are secured by all of our business assets and the affiliated dental practices and are subordinated to the bank term loan and the line of credit. The notes are subject to significant prepayment restrictions.

Our primary sources of liquidity are cash provided by operations and available borrowings under our revolving loan facility. At the consolidated level, our principal source of operating cash is collections of patient-service revenue by our affiliated dental practices.

Deferred Compensation — Our deferred compensation obligation, including current and non-current obligations was $70.7 million and $70.6 million at September 30, 2026 and December 31, 2025, respectively, and primarily consisted of active non-qualified deferred compensation plans and other inactive deferred compensation plans.

Non-qualified Deferred Compensation Plans — We and our affiliated dental practices utilize non-qualified deferred compensation plans that provide participants the opportunity to defer compensation on a pretax basis. Benefit payments to participants are available upon termination of employment, disability, death, unforeseeable emergencies, a change-in-control event, as defined, or qualified planned in-service distributions. The agreement provides eligible participants the option to receive payment in a lump sum distribution or up to five annual installments. Participants are immediately 100% vested in their voluntary deferred compensation contributions. Participants are fully vested in employer credits after five years of service. Participant accounts are credited with deferred compensation contributions and earnings thereon, as defined. At September 30, 2026 and December 31, 2025, the total deferred compensation liability related to the non-qualified deferred compensation plans was $24.4 million and $23.0 million, respectively.

Deferred Compensation Plans – Inactive — Our affiliated dental practices have professional and executive deferred compensation plans, and have executed employment agreements with certain dentists, executives and professional employees. These agreements provided for the creation of deferred compensation balances for eligible employees in the event of separation from service. These plans were frozen prior to January 1, 2024. At September 30, 2026 and December 31, 2025, the total of these other inactive deferred compensation plans were $46.3 million and $47.6 million, respectively. This deferred compensation value is fixed and non-interest bearing. The deferred compensation balances are generally to be paid over a period of five years from the date of the participants separation from the groups, subject to certain limitation. One plan, comprising the significant majority of the balance has an annual maximum cap on payments at 2% of the respective Company’s annual adjusted gross revenue, as defined in the agreements.

Recently adopted accounting pronouncements

The Company did not adopt any new accounting standards in the nine months ended September 30, 2026.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated, as of the end of the period covered by this Quarterly Report on Form 10-Q, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In 2024, multiple claims were filed against us in state and federal courts in Minnesota based on a data breach event. The Court approved settlement of the putative class action suit related to the 2024 event entitled, In re Park Dental Data Breach Litigation, Case No. 27-CV-24-12335, Fourth Judicial District, County of Hennepin, State of Minnesota in September 2026 and administration of the settlement has commenced. Final approval of the settlement is scheduled for February 1, 2027. Settlement of this matter, net of insurance recoveries, does not materially impact to our financial results.

The Company is aware of four state court lawsuits related to an August 2026 data breach event, the first of which was filed on September 3, 2026: Julienne Wyckoff, on behalf of himself and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6341), Second Judicial District, County of Ramsey, State of Minnesota; Thomas Jahnke and Nathaniel Sonia, on behalf of themselves and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6381), Second Judicial District, County of Ramsey, State of Minnesota; Norbu Lama, on behalf of himself and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-6384), Second Judicial District, County of Ramsey, State of Minnesota; and Becky Murphy and Debbie Palm, on behalf of themselves and all others similarly situated v. Park Dental Partners, Inc. (62-CV-26-7111), Second Judicial District, County of Ramsey, State of Minnesota. Each lawsuit is a putative class action alleging the Company failed to safeguard patients’ protected health information or failed to implement reasonable security measures that resulted in the August 2026 data breach and increased the risk of identity theft. The lawsuits also allege that the Company failed to timely notify affected individuals. Claims include negligence, negligence per se, invasion of privacy, breach of fiduciary duty, unjust enrichment, breach of implied contract, and breach of confidence. On October 7, 2026, the plaintiffs filed a motion to consolidate the four actions and appoint interim lead class counsel. The Company intends to vigorously defend its positions in the litigation.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The Company did not repurchase any of its common stock during the quarter ended September 30, 2026.

There have been no material changes in the use of proceeds from our initial public offering as previously disclosed in our Annual Report.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4.Mine Safety Disclosures

Not applicable.

Item 5.Other information

(c)Insider Trading Arrangements

During the quarter ended September 30, 2026, none of our directors or officers, as defined in Rule 16a-1(f) under the Exchange Act, adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” each as defined in Item 408(c) of Regulation S-K.

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
Date: November 12, 2026
/s/ Christopher Bernander
Christopher Bernander, Chief Financial Officer
(Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)